Form 10QSB
period 1996-03-31
PERCON INC
filed 1996-05-14
CIK 876573

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     ____________

                                     FORM 10-QSB
                                     ____________

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1996

                                      or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from _________  to  _________

                                     ____________

                          Commission File Number:   0-26462
                                     ____________


                                 PERCON INCORPORATED
          (Exact name of small business issuer as specified in its charter)

                                                                91-1486560
         Washington                                           (IRS Employer
     (State of Incorporation)                              Identification No.)

                         1720 Willow Creek Circle, Suite 530
                                Eugene, OR 97402-9171
                       (Address of principal executive offices)

          Registrant's telephone number, including area code (541) 344-1189

                                    Not Applicable
(former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES _X_ NO ___

                                  ____________

     The number of shares outstanding of common stock as of May 8, 1996:
3,947,763

                         PERCON INCORPORATED AND SUBSIDIARIES


                                     FORM 10-QSB

                                   MARCH 31, 1996

                                        INDEX


                                                                     Page
PART I - FINANCIAL INFORMATION                                    Reference
- - -------------------------------------------------------------------------------

Item 1 - Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995.                        3

          Consolidated Statements of Income for the
          three months ended March 31, 1996 and 1995.                  4

          Consolidated Statements of Cash Flows for  the
          three months ended March 31, 1996 and 1995.                  5

          Notes to Consolidated Financial Statements                 6 - 11

Item 2 - Management's Discussion and Analysis or Plan of Operation    12-15


PART II - OTHER INFORMATION
- - ---------------------------
     Item 6                                                             16

     Signature                                                          17

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)

                                                       March 31,   December 31,
                                                         1996          1995
                                                       ---------   ------------

ASSETS
Current assets:
     Cash and cash equivalents                        $    1,324     $    4,007
     Investments held to maturity                                           998
     Accounts receivable, net                              3,360          1,876
     Inventories                                           3,023          1,884
     Prepaid expenses and other                              398            201
     Deferred income tax asset                               113            110
                                                       ---------      ---------
       Total current assets                                8,218          9,076

Property and equipment, net                                2,349            680
Goodwill and intangibles, net                              2,215          1,698
                                                       ---------      ---------

       Total assets                                   $   12,782     $   11,454
                                                       ---------      ---------
                                                       ---------      ---------

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                $       89
     Accounts payable and accrued expenses                 2,255     $    1,039
     Income taxes payable                                    396             28
                                                       ---------      ---------
       Total current liabilities                           2,740          1,067



Deferred income taxes                                        694            595
Long-term debt, less current portion                       1,077
Deferred employee benefits                                    13
                                                       ---------      ---------

       Total liabilities                                   4,524          1,662
                                                       ---------      ---------

Commitments and contingencies (Note 9)
Shareholders' equity:
   Common stock, 20,000,000 shares authorized,
      3,947,363 and 3,921,167 shares issued and
      outstanding, respectively                            8,760          8,699
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustments                          9
   Retained earnings (deficit)                              (511)         1,093
                                                       ---------      ---------
       Total shareholders' equity                          8,258          9,792

       Total liabilities and shareholders' equity     $   12,782     $   11,454
                                                       ---------      ---------
                                                       ---------      ---------

The accompanying notes are an integral part of these financial statements.

PERCON INCORPORATED
Consolidated Statements of Income
(In thousands, except share and per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                             1996         1995
                                                        ---------     --------

Net sales                                               $   4,326     $  2,594
Cost of goods sold                                          2,164        1,348
                                                        ---------     --------
     Gross profit                                           2,162        1,246
Operating Expenses:
   Selling, marketing and customer service                    686          500
   General and administrative                                 408          287
   Research and product development                           339          139
   Acquired in-process research and product development     2,091
                                                        ---------     --------
     Operating income (loss)                               (1,362)         320

Interest income (expense), net                                 37          (10)
Other income, net                                               3
                                                        ---------     --------
     Income (loss) before taxes                            (1,322)    $    310
                                                                      --------
                                                                      --------
Provision for income taxes                                    282
                                                        ----------
     Net income (loss)                                  $  (1,604)
                                                        ----------
                                                        ----------
Net income (loss) per share                             $   (0.39)
                                                        ----------
                                                        ----------

Weighted average shares outstanding                         4,134
                                                        ----------
                                                        ----------


Pro forma data (1):
Income before provision for income taxes                              $     310
Pro forma provision for income taxes                                        112
                                                                       --------
Pro forma net income                                                  $     198
                                                                       --------
                                                                       --------
Pro forma net income per share                                        $    0.07
                                                                       --------
                                                                       --------
Shares used in pro forma per share calculation                            2,772
                                                                       --------
                                                                       --------
(1) As if the company had been a C corporation for the period.


The accompanying notes are an integral part of these financial statements.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1996          1995
                                                                            ---------      ----------
Cash flows from operating activities:
   Net Income (loss)                                                        $  (1,604)     $    310
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                                  192            70
   Loss on sale of equipment                                                                      2
   In-process research and product development                                  2,091
   Deferred income taxes                                                          (39)
   Change in operating assets and liabilities, net of effects from acquistion of business:
     Accounts receivable                                                          188             58
     Inventories                                                                  177           (187)
     Prepaid expenses and other                                                   (83)             4
     Accounts payable and accrued expenses                                       (197)            78
     Interest and taxes payable                                                   268
                                                                            ---------      ----------

     Net cash provided by operating activities                                    993            335

Cash flows from investing activities:
   Equipment purchases                                                            (94)          (136)
   Purchase of technology                                                         (31)
   Proceeds from sale of short-term investments                                   998
   Purchase of business and technology                                         (4,604)
                                                                            ---------      ----------

     Net cash used in investing activities                                     (3,731)          (136)

Cash flows from financing activities:
   Principal paid on long-term debt                                                (7)           (79)
   Proceeds from stock issued                                                      47
   Distributions to shareholders                                                                (170)
   Book overdraft                                                                                  4
   Tax benefit from exercise or early disposition of certain stock options         14
                                                                            ---------      ----------

     Net cash provided by (used in) financing activities                           54            (245)

Effect of exchange rate changes on cash                                             1
Net decrease in cash and cash equivalents                                      (2,683)            (46)
Cash and cash equivalents at beginning of period                                4,007              46
                                                                            ---------      ----------


Cash and cash equivalents at end of period                                  $   1,324      $       --
                                                                            ---------      ----------
                                                                            ---------      ----------

Supplemental disclosure (See Note 2):
   Interest paid                                                            $       9      $       10
   Taxes paid                                                               $      38


The accompanying notes are an integral part of these financial statements.

                         PERCON INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Percon Incorporated and its wholly-owned subsidiaries ("the Company" - See Note 2). The activity of STI S.A. ("STI"), a wholly-owned subsidiary, is included from March 7, 1996, the date of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

GOODWILL AND INTANGIBLES

Goodwill resulting from business acquisitions (the excess cost of acquired subsidiaries over the fair value of net assets acquired) is amortized using the straight-line method over seven years, the current estimated useful life.

Intangibles include the cost of software, technologies acquired in connection with business combinations, and certain non-compete agreements. Amortization of capitalized software cost, which is included in cost of goods sold, is provided on a product-by-product basis at the greater of (a) the ratio the current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, which approximates five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both may be reduced significantly due to competitive pressures or other factors.

Amortization of capitalized technologies cost, which is included in cost of goods sold, is provided on the straight-line method over the estimated economic life of the technologies (one to two years).

Non-compete agreements are stated at cost. These agreements are amortized on a straight-line basis over the terms of the agreements (three to five years).

                         PERCON INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACQUIRED IN-PROCESS RESEARCH AND PRODUCT DEVELOPMENT

Acquired in-process research and product development for which technological feasibility has not been achieved is expensed at the date of purchase.

INCOME TAXES

Prior to July 31, 1995, Percon Incorporated was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and has been treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, Percon's earnings through the day preceding the termination of the Percon's S corporation status (the Termination Date) had been, for federal and state income tax purposes, taxed directly to Percon's shareholders, at their individual federal and state income tax rates, rather than to Percon. Subsequent to the Termination Date, Percon is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

Pro forma provision for income taxes included in the statement of income for the three months ended March 31, 1995 reflects the expected federal and state income tax expense as if the Company had been subject to income tax as a C corporation for the period presented, at the prevailing tax rates.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options and warrants determined under the treasury stock method) outstanding during the period.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign operations are translated into U.S. dollars in accordance with Financial Accounting Standards Board Statement No. 52. Accordingly, all assets and liabilities are translated at end of the period exchange rates. The gains and losses that result from this process are shown in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet. Operating transactions are translated at weighted average rates during the period. Transaction gains and losses are reflected in net income.

                         PERCON INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS

On March 7, 1996, the Company purchased all of the outstanding stock of STI for approximately $4.6 million in cash. STI, located near Paris, France, is a leading manufacturer of fixed-station and integrated decoders.

The purchase price was allocated to the assets and in-process research and product development acquired and the liabilities assumed on the basis of fair values at March 7, 1996 as follows (In thousands):


Accounts receivable, net                                            $1,665
Inventories                                                          1,310
Prepaid expenses and other                                              85
Deposits                                                                28
Property and equipment, net                                          1,638
Intangible assets, net                                                  83
Goodwill                                                               525
In-process research and product development                          2,091
                                                                    ------
  Total assets acquired                                             $7,425
                                                                    ------
                                                                    ------

Cash paid for STI:
  Capital stock                                                     $4,500
  Acquisition costs                                                    104
Deferred tax liability resulting from acquisition                       28
Current liabilities assumed                                          1,594
Long-term liabilities assumed                                        1,199
                                                                    ------
  Total cash paid and liabilities assumed                           $7,425
                                                                    ------
                                                                    ------

Additionally, in consideration for continuing employment, the Company issued options to purchase 60,000 shares of the Company's common stock at an exercise price of $13.125 per share, the market price of the Company's stock on the date of grant, to STI's founder who remains president and managing director of STI. The options are exercisable if the founder remains with STI for one full year.

                         PERCON INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated results of operations presents information as if the acquisition had occurred as of the beginning of each period presented and, with respect to the three months ended March 31, 1995, as if the Company had been subject to tax. The pro forma information is presented after giving effect to certain adjustments for amortization and interest expense. STI's expenses for the interim periods presented were estimated based on annual amounts incurred. Management believes the estimates provide a reasonable approximation of actual results. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred nor is it necessarily indicative of future results of operations.

Pro forma for the three months ended:

(In thousands, except per share data)        March 31, 1996    March 31, 1995
                                             --------------    --------------
Net sales                                           $5,478            $4,142
Net income (loss)                                   (1,584) a            355 b
Net income (loss) per share                          ($.38) a           $.13 b
                                                    -------           -------
                                                    -------           -------
  Weighted average shares used in calculation         4,134            2,772
                                                    -------           -------
                                                    -------           -------

a-Includes a one time charge of $2,091,000 associated with expensing of acquired in-process research and product development. Without this charge, pro forma net income and pro forma net income per share at March 31, 1996 would have been $507,000 and $.12 respectively. The charge for acquired in-process research and product development expense did not have a tax benefit and reduced earnings per share by $.51.

b-Excludes a one time charge of $2,091,000 associated with expensing of acquired in-process research and product development. With this charge, pro forma net loss and pro forma net loss per share at March 31, 1995 would have been $1,736,000 and $.63 respectively.

3.  INVENTORIES

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:


(In thousands)                         March 31, 1996   December 31, 1995
                                       --------------   -----------------

Materials                                      $1,849              $1,225
Finished goods                                  1,174                 659
                                               ------              ------
                                               $3,023              $1,884
                                               ------              ------
                                               ------              ------

                         PERCON INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

(In thousands)                              March 31, 1996    December 31, 1995
                                            --------------    -----------------

Building on land owned by others                    $1,490
Equipment                                            1,473              $816
Tooling                                                263               260
Leasehold improvements                                  75                19
                                                    ------             -----
                                                     3,301             1,095
Less accumulated depreciation and
  amortization                                        (952)             (415)
                                                    ------             -----
                                                    $2,349              $680
                                                    ------             -----
                                                    ------             -----

The building on land owned by others was purchased by STI in December 1994. Under terms of the lease agreement for the underlying land, the Company pays lease payments of approximately $20,000 per year. The Company does not have an option to purchase the land or extend the lease, and ownership of the building will pass to the land owner at the end of the lease term on December 31, 2010. Accordingly, the cost of the building is being amortized over the 16-year term of the lease.


5.  GOODWILL AND INTANGIBLES, NET

Goodwill and intangibles consist of the following:

(In thousands)                              March 31, 1996   December 31, 1995
                                             --------------   -----------------

Acquired software and technology                    $1,739              $1,637
Non-compete agreements                                 832                 832
Goodwill                                               556                  31
Other                                                   29                   1
                                                    ------              ------
                                                     3,156               2,501
Less accumulated amortization                         (941)               (803)
                                                    ------              ------
                                                    $2,215              $1,698
                                                    ------              ------
                                                    ------              ------


6.  SHORT-TERM BORROWINGS

The Company has a revolving line of credit with one bank of up to $1,000,000 collateralized by accounts receivable and inventories. The interest rate is the bank's prime rate (8.25% at March 31, 1996). No amounts were outstanding as of March 31, 1996 and December 31, 1995.

The Company has overdraft and line of credit facilities with a foreign bank for up to $60,000 at the bank's current overdraft interest rate (9.95% at March 31, 1996). No amounts were outstanding at March 31, 1996.

The Company also has a credit facility with a foreign bank to borrow up to $200,000, collateralized by accounts receivable. Borrowings under the facility bear interest at the bank's current interest rate (9.54% at March 31, 1996). No amounts were outstanding as of March 31, 1996.

                         PERCON INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses consist of the following:

(In thousands)                             March 31, 1996    December 31, 1995
                                           --------------    -----------------

Accounts payable                                  $1,641                 $735

Accrued payroll and payroll liabilities              398                  208
Other accruals                                       216                   96
                                                  ------               ------
                                                  $2,255               $1,039
                                                  ------               ------
                                                  ------               ------

8.  LONG-TERM DEBT


                                                        March 31, 1996
                                                        --------------
                                                        (In thousands)

Bank loan, monthly payments of $17,000                          $1,166
 including interest at 9.6%, maturing 12/31/04
Less current portion                                               (89)
                                                                ------
                                                                $1,077
                                                                ------
                                                                ------

The bank loan is collateralized by a building and matures as follows (in thousands):

1997                                                  $98
1998                                                  108
1999                                                  119
2000                                                  131
2001-2004                                             621
                                                   ------
                                                   $1,077
                                                   ------
                                                   ------


9.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year purchase agreement expiring December 31, 1997 with the supplier of a principal component of its products. At March 31, 1996, the Company has committed to make approximately $300,000 of purchases before the expiration of the agreement. The Company expects this purchase commitment will be fulfilled in the normal course of operations; therefore, no material adverse effect on the results of its operations or cash flows is expected.

The Company is a party to claims and matters of litigation incidental to the normal course of its business. The ultimate outcome of these matters cannot presently be determined; however, in the opinion of management of the Company, the resolution of these matters will not have a material adverse effect on the Company's results of operations or cash flows.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OR PLAN OF OPERATION


GENERAL

Percon develops, manufactures and markets bar code reading products, including fixed station decoders, portable data terminals and data management application software, for the automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used principally in point-of-sale and point-of-service applications in a wide variety of industries, including retail, education, manufacturing, health care and package delivery.

The Company markets its products through a network of Auto ID distributors, value-added resellers ("VAR's") and systems integrators, which allows the Company's products to reach efficiently small and mid-size end users. The Company also distributes its products internationally primarily through distributors in Europe, Latin America and Asia.

Sales of products manufactured by the Company, which generally have higher gross margins than the input devices manufactured by others and sold by the Company, represented approximately 88% and 68% of the Company's net sales for the three months ended March 31, 1996 and 1995, respectively.

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between products manufactured by the Company compared to products sold by the Company that are manufactured by others; receipt of a significant portion of customer orders and product shipments in the last month of each quarter; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this document regarding purchase commitments, product development and introduction, interest income and expense, liquidity, and future business activities should be considered in light of these factors.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION, Continued


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NET SALES

Net sales for the three months ended March 31, 1996 increased $1.7 million (67%) to $4.3 million from $2.6 million for the three months ended March 31, 1995.
The increase was primarily due to increased unit sales volume of the Company's portable data terminals and the inclusion of the operations of STI, acquired on March 7, 1996. International sales represented approximately 22% of net sales in the first quarter of 1996 compared to 6% of net sales in the first quarter of 1995.

GROSS PROFIT

Gross profit for the three months ended March 31, 1996 increased $916,000 (74%) to $2.2 million from $1.2 million for the three months ended March 31, 1995, representing 50.0% and 48.0% of net sales, respectively. The dollar increase was primarily due to increased sales volume. The percentage increase was primarily due to the Company selling a larger percentage of products it manufactures rather than products manufactured by others, which carry lower gross margins.

SELLING, MARKETING AND CUSTOMER SERVICE EXPENSES

Selling, marketing and customer service expenses for the three months ended March 31, 1996 increased $186,000 (37%) to $686,000 from $500,000 for the three months ended March 31, 1995, representing 15.9% and 19.3% of net sales, respectively. The dollar increase primarily resulted from activities to support the growth in net sales. The percentage decrease primarily resulted from planned increases in marketing activities in the first quarter of 1995 which were not repeated in the first quarter of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 1996 increased $121,000 (42%) to $408,000 from $287,000 for the three months ended March 31, 1995, representing 9.4% and 11.1% of net sales, respectively. The dollar increase was primarily due to the addition of management and support personnel, increases in business insurance and other costs associated with being a public company. The percentage decrease primarily resulted from operating efficiencies achieved by spreading fixed costs over a greater net sales base.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Research and product development expenses for the three months ended March 31, 1996 increased $200,000 (144%) to $339,000 from $139,000 for the three months ended March 31, 1995, representing 7.8% and 5.4% of net sales, respectively.
The dollar and percentage increases are primarily due to personnel increases for new product development.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION, Continued

ACQUIRED IN-PROCESS RESEARCH AND PRODUCT DEVELOPMENT

A portion of the purchase price ($2.1 million) of the acquisition of STI was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and development represents the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the fair market value of each intangible asset. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects have not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, do not exist, these costs were expensed as of the acquisition date. These costs reduced net income and fully diluted net income per share for the three months ended March 31, 1996 by $2.1 million and $.51, respectively.

NET INTEREST

Net interest income was $37,000 for the three months ended March 31, 1996 compared to net interest expense of $10,000 for the same period in 1995. The change resulted primarily from the repayment of Company debt at the time of the initial public offering (in July 1995) and earnings from investment of the proceeds therefrom. Because the Company paid $4.6 million in cash for the acquisition of STI on March 7, 1996, the Company expects interest income to decrease accordingly.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended March 31, 1996 was $282,000. No tax benefit was realized from the acquired in-process research and product development expense.

Prior to August 1995, the Company had operated as an S corporation not subject to federal and state income taxes. Pro forma provision for income taxes for the three months ended March 31, 1995 reflects federal and state income taxes as if the Company had been a C corporation, based on the rates that would have been in effect during the period reported.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION, Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily financed its operations during the three months ended March 31, 1996 through net cash provided by operations and proceeds from its initial public offering.

The Company's line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.25% at March 31, 1996. No amounts were outstanding under the line of credit at March 31, 1996. With the acquisition of STI on March 7, 1996, the Company also has line of credit and short-term borrowing arrangements with two other banks which allow for additional borrowing up to an aggregate of approximately $260,000. These facilities bear interest at the bank's current rates, ranging from 9.54% to 9.95% at March 31, 1996. No amounts were outstanding under either of these facilities at March 31, 1996.

Net cash provided by operations was $993,000 for the three months ended March 31, 1996 as compared to $335,000 for the three months ended March 31, 1995. Significant changes for the three months ended March 31, 1996 included decreases in accounts receivable and inventory as well as increases in income taxes payable, offset in part by decreases in accounts payable and accrued expenses.

For the three months ended March 31, 1996, net cash used in investing activities totaled $3.73 million as compared to $136,000 for the three months ended March 31, 1995. In March 1996 the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding common stock of STI, in a transaction accounted for as a purchase for financial reporting purposes. Percon paid approximately $4.6 million in cash for STI. Cash provided by investing activities of $998,000 for the three months ended March 31, 1996 was the result of the sale of short-term commercial paper which matured during the quarter.
The Company made capital expenditures of $94,000 for the three months ended March 31, 1996 as compared to $136,000 for the three months ended March 31, 1995.

During the three months ended March 31, 1996, net cash provided by financing activities totaled $54,000 compared to net cash used of $245,000 for the three months ended March 31, 1995. Cash from financing activities for the three months ended March 31, 1996 was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used for the three months ended March 31, 1995 was primarily the result of distributions to shareholders for the payment of taxes incurred by the shareholders directly as S corporation shareholders of $170,000 and principal payments on long term debt of $79,000.

The Company's cash on hand, together with the Company's lines of credit and cash generated from operations, are expected to be sufficient to meet the Company's working capital requirements for at least the next 12 months.

                             PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    27.1  Financial Data Schedule

(b) Reports on Form 8-K

    1) A Form 8-K dated March 7, 1996 was filed on March 22, 1996 and reported Item 2.