Form 10QSB
period 1996-06-30
PERCON INC
filed 1996-08-14
CIK 876573

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                ------------
                                FORM 10-QSB
                                ------------

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996

                                     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to  _________


                                ------------
                      Commission File Number: 0-26462
                                ------------


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

                              YES  X  NO
                                  ---    ---

  The number of shares outstanding of common stock as of August 12, 1996:
3,948,303

                    PERCON INCORPORATED and SUBSIDIARIES


                                FORM 10-QSB

                               June 30, 1996

                                   INDEX

                                                                     Page
PART I - FINANCIAL INFORMATION                                     Reference
- ----------------------------------------------------------------------------

Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         June 30, 1996 and December 31, 1995.                          3

         Consolidated Statements of Income for the
         three months and six months ended June 30, 1996
         and 1995.                                                     4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and 1995.                      5

         Notes to Consolidated Financial Statements                   6-11

Item 2 - Management's Discussion and Analysis or Plan of Operation   12-15


PART II - OTHER INFORMATION
- ---------------------------

      Item 4                                                          16

      Item 6                                                          17

      Signature                                                       18

PERCON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                               JUNE 30,       DECEMBER 31,
                                                                   1996               1995
                                                            -----------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                    1,015              4,007
     Investments held to maturity                                                      998
     Accounts receivable, net                                     4,042              1,876
     Inventories                                                  3,116              1,884
     Prepaid expenses and other                                     428                201
     Deferred income tax asset                                       84                110
                                                            -----------       ------------
       Total current assets                                       8,685              9,076

Property and equipment, net                                       2,469                680
Goodwill and intangibles, net                                     2,080              1,698
                                                            -----------       ------------

       Total assets                                              13,234             11,454
                                                            ===========       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               87
     Accounts payable and accrued expenses                        2,515              1,039
     Income taxes payable                                           105                 28
                                                            -----------       ------------
       Total current liabilities                                  2,707              1,067

Deferred income taxes                                               649                595
Long-term debt, less current portion                              1,031
Other                                                                18
                                                            -----------       ------------

       Total liabilities                                          4,405              1,662
                                                            -----------       ------------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Common stock, 20,000,000 shares authorized,
      3,948,303 and 3,921,167 shares issued and
      outstanding, respectively                                   8,766              8,699
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustment                                (31)
   Retained earnings                                                 94              1,093
                                                            -----------       ------------
       Total shareholders' equity                                 8,829              9,792
                                                            -----------       ------------

       Total liabilities and shareholders' equity               $13,234            $11,454
                                                            ===========       ============


The accompanying notes are an integral part of these financial statements.

PERCON  INCORPORATED
Consolidated Statements of Income
(In thousands, except share and per share data)

                                                                 Three Months Ended      Six Months Ended
                                                                           June 30,              June 30,
                                                                    1996       1995       1996       1995
                                                                 -------    -------    -------    -------
Net sales                                                        $ 5,832    $ 2,644    $10,158    $ 5,238
Cost of goods sold                                                 2,875      1,354      5,039      2,702
                                                                 -------    -------    -------    -------
     Gross profit                                                  2,957      1,290      5,119      2,536

Operating Expenses:
   Selling, marketing and customer service                           915        541      1,601      1,041
   General and administrative                                        568        294        976        581
   Research and product development                                  468        130        807        269
   Acquired in-process research and product development            2,091
                                                                 -------    -------    -------    -------
     Operating income (loss)                                       1,006        325       (356)       645

Interest income (expense), net                                       (14)        (9)        23        (19)
Other income, net                                                      2                     5
                                                                 -------    -------    -------    -------

     Income (loss) before taxes                                  $   994    $   316    $  (328)   $   626
                                                                 =======               =======
Provision for income taxes                                           389                   671
                                                                 -------               -------
     Net income (loss)                                           $   605               $  (999)
                                                                 =======               =======
Net income (loss) per share                                      $  0.15               $ (0.24)
                                                                 =======               =======

Weighted average shares outstanding                                4,106                 4,117
                                                                 =======               =======


Pro forma data (1):
Income before provision for income taxes                                    $   316               $   626
Pro forma provision for income taxes                                            116                   228
                                                                            -------               -------
Pro forma net income                                                        $   200               $   398
                                                                            =======               =======
Pro forma net income per share                                              $  0.07               $  0.14
                                                                            =======               =======
Shares used in pro forma per share calculation                                2,772                 2,772
                                                                            =======               =======

(1) As if the company had been a C corporation for the period

The accompanying notes are an integral part of these financial statements.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                      1996       1995
                                                                                   =======    =======
Cash flows from operating activities:
   Net Income (loss)                                                               $  (999)   $   626
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                                       427        142
   Loss on sale of equipment                                                                        2
   Acquired in-process research and product development                              2,091
   Deferred income taxes                                                               (52)
   Change in operating assets and liabilities, net of effects from acquistion of business:
     Accounts receivable                                                              (525)       (73)
     Inventories                                                                        53       (351)
     Prepaid expenses and other                                                       (105)       (95)
     Accounts payable and accrued expenses                                              84        122
                                                                                   -------    -------

     Net cash provided by operating activities                                         974        373
                                                                                   -------    -------
Cash flows from investing activities:
   Equipment purchases                                                                (366)      (202)
   Purchase of technology                                                              (42)
   Proceeds on maturity of short-term investments                                      998
   Purchase of business and technology                                              (4,600)
                                                                                   -------    -------
     Net cash used in investing activities                                          (4,010)      (202)
                                                                                   -------    -------

Cash flows from financing activities:
   Principal paid on long-term debt                                                    (28)      (145)
   Proceeds from stock issued                                                           53
   Distributions to shareholders                                                         0       (446)
   Book overdraft                                                                        8        374
   Tax benefit from exercise or early disposition of certain stock options              14
                                                                                   -------    -------
     Net cash provided by (used in) financing activities                                47       (217)
                                                                                   -------    -------

Effect of exchange rate changes on cash                                                 (3)
                                                                                   -------
Net decrease in cash and cash equivalents                                           (2,992)       (46)
Cash and cash equivalents at beginning of period                                     4,007         46
                                                                                   -------    -------

Cash and cash equivalents at end of period                                         $ 1,015    $     0
                                                                                   =======    =======


Supplemental disclosure (See Note 2):
   Interest paid                                                                   $    36    $    19
   Taxes paid                                                                      $   422

The accompanying notes are an integral part of these financial statements

                    PERCON INCORPORATED and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Percon Incorporated and its wholly-owned subsidiaries ("the Company" -- See Note
2). The activity of STI S.A. ("STI"), a wholly-owned subsidiary, is consolidated from March 7, 1996, the date of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Pro forma provision for income taxes included in the statement of income for the three and six months ended June 30, 1995 reflects the expected federal and state income tax expense as if the Company had been subject to income tax as a C corporation for the period presented, at the prevailing tax rates.

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

The purchase price was allocated to the assets and in-process research and product development acquired and the liabilities assumed on the basis of fair values at March 7, 1996 as follows (In thousands):

Accounts receivable, net                                           $1,665
Inventories                                                         1,310
Prepaid expenses and other                                             85
Deposits                                                               28
Property and equipment, net                                         1,638
Intangible assets, net                                                 83
Goodwill                                                              529
In-process research and product development                         2,091
                                                                   ------
  Total assets acquired                                            $7,429
                                                                   ======

Cash paid for STI:
  Capital stock                                                    $4,500
  Acquisition costs                                                   108
Deferred tax liability resulting from acquisition                      28
Current liabilities assumed                                         1,594
Long-term liabilities assumed                                       1,199
                                                                   ------
  Total cash paid and liabilities assumed                          $7,429
                                                                   ======

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

                    PERCON INCORPORATED and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated results of operations presents information as if the acquisition had occurred as of the beginning of each period presented and, with respect to the three and six month periods ended June 30, 1995, as if the Company had been subject to tax. The pro forma information is presented after giving effect to certain adjustments for amortization and interest expense. STI's expenses for the interim periods presented were estimated based on annual amounts incurred. Management believes the estimates provide a reasonable approximation of actual results. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred nor is it necessarily indicative of future results of operations.

Pro forma:
(In thousands, except                     Three Months Ended            Six Months Ended           Six Months Ended
 per share data)                               June 30, 1995               June 30, 1996              June 30, 1995
Net sales                                             $4,246                     $11,310                     $8,388
Net income (loss)                                        364                        (979) a                     719  b
Net income (loss) per share                           $  .13                       ($.24) a                    $.26  b
                                                      ======                     =======                     ======
  Weighted average shares                              2,772                       4,117                      2,772
                                                      ======                     =======                     ======

a-Includes a one time charge of $2,091,000 associated with expensing of acquired in-process research and product development. Without this charge, pro forma net income and pro forma net income per share at June 30, 1996 would have been $1,112,000 and $.27 respectively. The charge for acquired in-process research and product development expense did not have a tax benefit and reduced earnings per share by $.51.

b-Excludes a one time charge of $2,091,000 associated with expensing of acquired in-process research and product development. With this charge, pro forma net loss and pro forma net loss per share at June 30, 1995 would have been $1,372,000 and $.49 respectively.

3.  Inventories

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:

(In thousands)                     June 30, 1996             December 31, 1995
                                   -------------             -----------------
Materials                              $1,913                        $1,225
Finished goods                          1,203                           659
                                       ------                        ------
                                       $3,116                        $1,884
                                       ======                        ======

                    PERCON INCORPORATED and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Property and Equipment, net

Property and equipment consist of the following:

(In thousands)                                 June 30, 1996  December 31, 1995
                                               -------------  -----------------
Building on land owned by others                  $ 1,455
Equipment                                           1,605          $ 816
Tooling                                               376            260
Leasehold improvements                                 86             19
                                                  -------         ------
                                                    3,522          1,095
Less accumulated depreciation and amortization     (1,053)          (415)
                                                  -------         ------
                                                  $ 2,469         $  680
                                                  =======         ======

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


5.  Goodwill and Intangibles, net

Goodwill and intangibles consist of the following:

(In thousands)                           June 30, 1996       December 31, 1995
                                         -------------       -----------------
Acquired software and technology           $1,769                   $1,637
Non-compete agreements                        832                      832
Goodwill and other                            562                       32
                                           ------                   ------
                                            3,163                    2,501
Less accumulated amortization              (1,083)                    (803)
                                           ------                   ------
                                           $2,080                   $1,698
                                           ======                   ======

6.  Short-term Borrowings

The Company has a revolving line of credit with one bank of up to $1,000,000 collateralized by accounts receivable and inventories. The interest rate is the bank's prime rate (8.25% at June 30, 1996). No amounts were outstanding as of June 30, 1996 and December 31, 1995.

The Company has overdraft and line of credit facilities with a foreign bank for up to $60,000 at the bank's current overdraft interest rate (8.00% at June 30, 1996). No amounts were outstanding at June 30, 1996.

The Company also has a credit facility with a foreign bank to borrow up to $200,000, collateralized by accounts receivable. Borrowings under the facility bear interest at the bank's current interest rate (8.37% at June 30, 1996). No amounts were outstanding as of June 30, 1996.

                    PERCON INCORPORATED and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consist of the following:

(In thousands)                               June 30, 1996    December 31, 1995
                                             -------------    -----------------
Accounts payable                               $1,811                $735
Accrued payroll and payroll liabilities           526                 208
Other accruals                                    178                  96
                                               ------              ------
                                               $2,515              $1,039
                                               ======              ======

Long-term debt

                                             June 30, 1996
                                             (In thousands)

Bank loan, monthly payments of $17,000         $1,118
  including interest at 9.6%, maturing
  12/31/04
Less current portion                              (87)
                                               ------
                                               $1,031
                                               ======

The bank loan is collateralized by a building and matures as follows (in thousands):

1997                                          $   98
1998                                             108
1999                                             119
2000                                             131
2001-2004                                        575
                                              ------
                                              $1,031
                                              ======


9.  Commitments and Contingencies

The Company has entered into a five year purchase agreement expiring December 31, 1997 with the supplier of a principal component of its products. At June 30, 1996, the Company has committed to make approximately $300,000 of purchases before the expiration of the agreement. The Company expects this purchase commitment to be fulfilled in the normal course of operations.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATION


General

Percon develops, manufactures and markets bar code reading products, including fixed station decoders, portable data terminals and data management application software, for the worldwide automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used principally in point-of-sale and point-of-service applications in a wide variety of industries, including retail, education, manufacturing, health care and package delivery.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION, Continued


Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 1996 and 1995

Net Sales

Net sales for the three months ended June 30, 1996 increased $3.2 million (121%) to $5.8 million from $2.6 million for the three months ended June 30, 1995. Net sales for the six months ended June 30, 1996 increased $4.9 million (94%) to $10.2 million from $5.2 million for the six months ended June 30, 1995. These increases were primarily due to increased unit sales volume of the Company's portable data terminals and the inclusion of the operations of STI, acquired on March 7, 1996. International sales represented approximately 33% of net sales in the second quarter of 1996 compared to 7% of net sales in the second quarter of 1995. For the six months ended June 30, 1996 and 1995, international sales represented approximately 28% and 7% of net sales, respectively.

Gross Profit

Gross profit for the three months ended June 30, 1996 increased $1.7 million (129%) to $3 million from $1.3 million for the three months ended June 30, 1995, representing 50.7% and 48.8% of net sales, respectively. Gross profit for the six months ended June 30, 1996 increased $2.6 million (102%) to $5.1 million from $2.5 million for the six months ended June 30, 1995, representing 50.4% and 48.4% of net sales, respectively. The increase in gross profit was primarily due to the increase in net sales. The increase in gross profit margins was primarily due to the increase in the percentage of total sales comprised of Company manufactured products. Company manufactured products generally carry higher gross profit margins than products manufactured by others.

Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended June 30, 1996 increased $375,000 (69%) to $916,000 from $541,000 for the three months ended June 30, 1995, representing 15.7% and 20.5% of net sales, respectively. These expenses for the six months ended June 30, 1996 increased $560,000 (54%) to $1.6 million from $1 million for the six months ended June 30, 1995, representing 15.8% and 19.9% of net sales, respectively. These dollar increases primarily resulted from activities to support the growth in net sales. The percentage decreases primarily resulted from planned increases in marketing activities in the first and second quarters of 1995 which were not repeated in the first half of 1996 and economies gained in larger sales volumes.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 1996 increased $274,000 (93%) to $568,000 from $294,000 for the three months ended June 30, 1995, representing 9.7% and 11.1% of net sales, respectively. General and administrative expenses for the six months ended June 30, 1996 increased $395,000 (68%) to $976,000 from $581,000 for the six months ended June 30, 1995, representing 9.6% and 11.1% of net sales, respectively. These dollar increases were primarily due to additional costs to support the increase in net sales and increases in business insurance and other costs associated with being a public company. The percentage decreases primarily resulted from operating efficiencies achieved by spreading fixed costs over a greater net sales base.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION, Continued


Research and Product Development Expenses

Research and product development expenses for the three months ended June 30, 1996 increased $338,000 (260%) to $468,000 from $130,000 for the three months ended June 30, 1995, representing 8.1% and 4.9% of net sales, respectively. Research and product development expenses for the six months ended June 30, 1996 increased $538,000 (200%) to $807,000 from $269,000 for the six months ended June 30, 1995, representing 7.9% and 5.1% of net sales, respectively. These dollar and percentage increases were primarily due to the inclusion of STI and planned increases in personnel and prototyping expenses to support 1996 research and product development projects. The Company expects these expenditures, as a percentage of net sales, to remain higher than historical percentages through the end of the fourth quarter of 1996 when several new products will be introduced.

Acquired In-Process Research and Product Development

A portion of the purchase price ($2.1 million) of the acquisition of STI was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and development represents the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the respective fair market values. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects have not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, do not exist, these costs were expensed as of the acquisition date. These costs reduced net income and fully diluted net income per share for the six months ended June 30, 1996 by $2.1 million and $.51, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 1996 was $389,000. The provision for income taxes for the six months ended June 30, 1996 was $671,000. No tax benefit was realized from the amortization of goodwill or the acquired in-process research and product development expense.

Prior to August 1995, the Company had operated as an S corporation not subject to federal and state income taxes. Pro forma provision for income taxes for the three months and six months ended June 30, 1995 reflects federal and state income taxes as if the Company had been a C corporation, based on the rates that would have been in effect during the period reported.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION, Continued

Liquidity and Capital Resources

The Company primarily financed its operations during the six months ended June 30, 1996 through net cash provided by operations and proceeds from its initial public offering.

The Company's line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.25% at June 30, 1996. No amounts were outstanding under the line of credit at June 30, 1996. With the acquisition of STI on March 7, 1996, the Company also has line of credit and short-term borrowing arrangements with two other banks which allow for additional borrowing up to an aggregate of approximately $260,000. These facilities bear interest at the bank's current rates, ranging from 8.00% to 8.37% at June 30, 1996. No amounts were outstanding under either of these facilities at June 30, 1996.

Net cash provided by operations was $974,000 for the six months ended June 30, 1996 as compared to $373,000 for the six months ended June 30, 1995. Significant changes for the six months ended June 30, 1996 included decreases in accounts receivable and prepaid expenses.

For the six months ended June 30, 1996, net cash used in investing activities totaled $4.0 million as compared to $202,000 for the six months ended June 30, 1995. In March 1996 the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding common stock of STI, in a transaction accounted for as a purchase for financial reporting purposes. Percon paid approximately $4.6 million in cash for STI. Cash provided by investing activities of $998,000 for the six months ended June 30, 1996 was the result of the sale of short-term commercial paper which matured during the period. The Company made capital expenditures of $366,000 for the six months ended June 30, 1996 as compared to $202,000 for the six months ended June 30, 1995.

During the six months ended June 30, 1996, net cash provided by financing activities totaled $47,000 compared to net cash used of $217,000 for the six months ended June 30, 1995. Cash from financing activities for the six months ended June 30, 1996 was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used for the six months ended June 30, 1995 was primarily the result of distributions to shareholders for the payment of taxes incurred by the shareholders directly as S corporation shareholders of $446,000 and principal payments on long term debt of $145,000.

The Company's cash on hand, together with the Company's lines of credit and cash generated from operations, are expected to be sufficient to meet the Company's working capital requirements for at least the next 12 months.

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 24, 1996 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At May 24, 1996, 3,947,553 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

         The shareholders elected each of Michael P. Coughlin, Andy J. Storment, Arlen I. Prentice and Donald K. Skinner to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

            Michael P. Coughlin

                       3,744,417            shares in favor
                           2,250            shares against or withheld
                               0            abstentions
                         200,886            broker non-votes

               Andy J. Storment

                       3,744,417            shares in favor
                           2,250            shares against or withheld
                               0            abstentions
                         200,886            broker non-votes

              Arlen I. Prentice

                       3,729,417            shares in favor
                          17,250            shares against or withheld
                               0            abstentions
                         200,886            broker non-votes

              Donald K. Skinner

                       3,744,417            shares in favor
                           2,250            shares against or withheld
                               0            abstentions
                         200,886            broker non-votes

         2. The shareholders approved, by the vote indicated below, and amendment to the Company's 1995 Stock Incentive Plan to increase the number of authorized shares of Common Stock available under the Plan form 400,000 shares to 500,000 shares.

                       3,641,723            shares in favor
                         104,944            shares against or withheld
                               0            abstentions
                         200,886            broker non-votes

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

       27.1  Financial Data Schedule

 Reports on Form 8-K

       1) A Form 8-K/A dated March 7, 1996 was filed on May 20, 1996 and reported Item 2.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by:  G. SCOTT PURCELL
     ------------------------------------
     G. Scott Purcell
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

     Dated:  August 13, 1996