Form 10QSB
period 1996-09-30
PERCON INC
filed 1996-11-13
CIK 876573

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                ------------

                                FORM 10-QSB

                                ------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 1996

                                     or

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

           The number of shares of common stock outstanding as of
                        November 12, 1996: 3,954,173

                    PERCON INCORPORATED AND SUBSIDIARIES


                                FORM 10-QSB

                             SEPTEMBER 30, 1996

                                   INDEX



                                                                       Page
PART I - FINANCIAL INFORMATION                                      Reference
------------------------------                                      ---------

Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1996 and December 31, 1995.                       3

         Consolidated Statements of Income
         for the three months and nine months
         ended September 30, 1996 and 1995.                              4

         Consolidated Statements of Cash Flows
         for the nine months ended September 30,
         1996 and 1995.                                                  5

         Notes to Consolidated Financial Statements                     6-11

Item 2 - Management's Discussion and Analysis or Plan
         of Operation                                                  12-16


PART II - OTHER INFORMATION
---------------------------

         Signature                                                      17

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)

                                                            September 30,          December 31,
                                                                    1996                  1995
                                                            ------------           -----------
ASSETS
Current assets:
     Cash and cash equivalents                                      $482                $4,007
     Investments held to maturity                                                          998
     Accounts receivable, net                                      4,037                 1,876
     Inventories                                                   3,831                 1,884
     Prepaid expenses and other                                      410                   201
     Deferred income tax asset                                       156                   110
                                                            ------------           -----------
       Total current assets                                        8,916                 9,076

Property and equipment, net                                        2,787                   680
Goodwill and intangibles, net                                      2,003                 1,698
                                                            ------------           -----------

       Total assets                                              $13,706               $11,454
                                                            ============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               $85
     Accounts payable and accrued expenses                         2,452                $1,039
     Income taxes payable                                            179                    28
                                                            ------------          ------------
       Total current liabilities                                   2,716                 1,067

Deferred income taxes                                                607                   595
Long-term debt, less current portion                               1,010
Other                                                                 20
                                                            ------------          ------------

       Total liabilities                                           4,353                 1,662
                                                            ------------          ------------

Shareholders' equity:
   Common stock, 20,000,000 shares authorized,
      3,953,853 and 3,921,167 shares issued and
      outstanding, respectively                                    8,813                 8,699
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustment                                 (34)
   Retained earnings                                                 574                 1,093
                                                            ------------          ------------
       Total shareholders' equity                                  9,353                 9,792
                                                            ------------          ------------

       Total liabilities and shareholders' equity                $13,706               $11,454
                                                            ============          ============



The accompanying notes are an integral part of these financial statements.

PERCON  INCORPORATED
Consolidated Statements of Income
(In thousands, except share and per share data)

                                                                        Three Months Ended                   Nine Months Ended
                                                                              September 30,                       September 30,
                                                                    1996              1995              1996              1995
                                                          ==============    ==============    ==============    ==============
                                                            (Audited)                           (Audited)
Net sales                                                         $5,525            $3,171           $15,683            $8,409
Cost of goods sold                                                 2,785             1,523             7,824             4,225
                                                          --------------    --------------    --------------    --------------
     Gross profit                                                  2,740             1,648             7,859             4,184
Operating Expenses:
   Selling, marketing and customer service                           937               478             2,538             1,519
   General and administrative                                        548               358             1,524               939
   Research and product development                                  466               165             1,273               434
   Acquired in-process research and product development                                                2,091
                                                          --------------    --------------    --------------    --------------
     Operating income (loss)                                         789               647               433             1,292
Interest income (expense), net                                       (14)               43                 9                24
Other income (expense), net                                           (3)                                  2
                                                          --------------    --------------    --------------    --------------

     Income (loss) before taxes                                      772               690               444             1,316
Provision for income taxes                                           292               170               963               170
                                                          --------------    --------------    --------------    --------------
     Net income (loss)                                              $480              $520             ($519)           $1,146
                                                          ==============    ==============    ==============    ==============
Net income (loss) per share                                        $0.12             $0.14            ($0.13)            $0.38
                                                          ==============    ==============    ==============    ==============

Weighted average shares outstanding                                4,078             3,632             4,108             3,036
                                                          ==============    ==============    ==============    ==============


Pro forma data (1):
Income before provision for income taxes                                              $690                              $1,316
Pro forma provision for income taxes                                                   262                                 490
                                                                            --------------                      --------------
Pro forma net income                                                                  $428                                $826
                                                                            ==============                      ==============
Pro forma net income per share                                                       $0.12                               $0.27
                                                                            ==============                      ==============
Shares used in pro forma per share calculation                                       3,632                               3,036
                                                                            ==============                      ==============


(1) As if the company had been a C corporation for the period.



The accompanying notes are an integral part of these financial statements.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                   Nine Months Ended
                                                                        September 30,
                                                                                1996                            1995
                                                                   -----------------               -----------------
Cash flows from operating activities:
   Net Income (loss)                                                           ($519)                         $1,146
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                                 683                             192
   Loss on sale of equipment
   Acquired in-process research and product development                         2091
   Deferred income taxes                                                        (167)
   Change in operating assets and liabilities,
       net of effects from acquistion of business:
     Accounts receivable                                                        (529)                           (661)
     Inventories                                                                (632)                           (700)
     Prepaid expenses and other                                                  (99)                           (147)
     Accounts payable and accrued expenses                                        76                             832
                                                                   -----------------              ------------------

     Net cash provided by operating activities                                   904                             662
                                                                   -----------------              ------------------

Cash flows from investing activities:
   Equipment purchases                                                          (812)                           (338)
   Purchase of technology                                                        (58)
   Purchased investments                                                                                        (977)
   Proceeds on maturity of short-term investments                                998
   Purchase of business and technology                                        (4,616)
                                                                   -----------------              ------------------

     Net cash used in investing activities                                    (4,488)                         (1,315)
                                                                   -----------------              ------------------

Cash flows from financing activities:
   Principal paid on long-term debt                                              (50)                           (446)
   Proceeds from stock issued                                                     92                           7,176
   Distributions to shareholders                                                                              (1,446)
   Tax benefit from exercise or early disposition
     of certain stock options                                                     21
                                                                   -----------------              ------------------

     Net cash provided by financing activities                                    63                           5,284
                                                                   -----------------              ------------------

Effect of exchange rate changes on cash                                           (4)
                                                                   -----------------              ------------------

Net decrease in cash and cash equivalents                                     (3,525)                          4,631
Cash and cash equivalents at beginning of period                               4,007                              47
                                                                   -----------------              ------------------

Cash and cash equivalents at end of period                                      $482                          $4,678
                                                                   =================              ==================


Supplemental disclosure (See Note 2):
   Interest paid                                                                 $63                             $22
   Taxes paid                                                                   $778

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

BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Pro forma provision for income taxes included in the statement of income for the three and nine months ended September 30, 1995 reflects the expected federal and state income tax expense as if the Company had been subject to income tax as a C corporation for the period presented, at the prevailing tax rates.

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

The purchase price was allocated to the assets and in-process research and product development acquired and the liabilities assumed on the basis of fair values at March 7, 1996 as follows (In thousands):

Accounts receivable, net                              $1,665
Inventories                                            1,310
Prepaid expenses and other                                85
Deposits                                                  28
Property and equipment, net                            1,638
Intangible assets, net                                    83
Goodwill                                                 545
In-process research and product development            2,091
                                                      ------
  Total assets acquired                               $7,445
                                                      ------

Cash paid for STI:
  Capital stock                                       $4,500
  Acquisition costs                                      124
Deferred tax liability resulting from                     28
acquisition
Current liabilities assumed                            1,594
Long-term liabilities assumed                          1,199
                                                      ------
  Total cash paid and liabilities assumed             $7,445
                                                      ------

Additionally, in consideration for continuing employment, the Company issued options to purchase 60,000 shares of the Company's common stock at an exercise price of $13.125 per share, the market price of the Company's stock on the date of grant, to STI's founder who was to remain president and managing director of STI. The options were exercisable if the founder remained with STI for one full year. The founder retired in August 1996; therefore, these options have expired unexercised.

                    PERCON INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated results of operations presents information as if the acquisition had occurred as of the beginning of each period presented and, with respect to the three and nine month periods ended September 30, 1995, as if the Company had been subject to tax. The pro forma information is presented after giving effect to certain adjustments for amortization and interest expense. STI's expenses for the interim periods presented were estimated based on annual amounts incurred. Management believes the estimates provide a reasonable approximation of actual results. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred nor is it necessarily indicative of future results of operations.

Pro forma:
(In thousands, except        Three Months Ended       Nine Months Ended        Nine Months Ended
 per share data)             September 30, 1995      September 30, 1996       September 30, 1995
                             ------------------      ------------------       ------------------
Net sales                                $4,655                 $16,835                  $13,043
Net income (loss)                           578                    (499) a                 1,297 b
Net income (loss) per share                $.16                   ($.12) a                  $.43 b
                                         ------                 -------                  -------
  Weighted average shares                 3,632                   4,108                    3,036
                                         ------                 -------                  -------

a-Includes a one time charge of $2,091,000 associated with expensing of acquired in-process research and product development. Without this charge, pro forma net income and pro forma net income per share at September 30, 1996 would have been $1,592,000 and $.39 respectively. The charge for acquired in-process research and product development expense did not have a tax benefit and reduced income per share by $.51.

b-Excludes a one time charge of $2,091,000 associated with expensing of acquired in-process research and product development. With this charge, pro forma net loss and pro forma net loss per share at September 30, 1995 would have been $794,000 and $.26 respectively.

INVENTORIES

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Elements of cost include materials, labor, and overhead and consist of the following:

(In thousands)                          September 30, 1996   December 31, 1995
                                        ------------------   -----------------

Materials                                           $2,564              $1,225
Finished goods                                       1,267                 659
                                                    ------              ------
                                                    $3,831              $1,884
                                                    ------              ------

                    PERCON INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

(In thousands)                          September 30, 1996   December 31, 1995
                                        ------------------   -----------------

Building on land owned by others                   $ 1,454
Equipment                                            1,795              $  816
Tooling                                                624                 260
Leasehold improvements                                  93                  19
                                                   -------              ------
                                                     3,966               1,095
Less accumulated depreciation and                   (1,179)               (415)
  amortization
                                                   -------              ------
                                                   $ 2,787              $  680
                                                   -------              ------

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


GOODWILL AND INTANGIBLES, NET

Goodwill and intangibles consist of the following:

(In thousands)                          September 30, 1996   December 31, 1995
                                        ------------------   -----------------

Acquired software and technology                    $1,785              $1,637
Non-compete agreements                                 832                 832
Goodwill and other                                     578                  32
                                                       ---                  --
                                                     3,195               2,501
Less accumulated amortization                       (1,192)               (803)
                                                    ------              ------
                                                    $2,003              $1,698
                                                    ------              ------

SHORT-TERM BORROWINGS

The Company has a revolving line of credit with one domestic bank of up to $1,000,000 collateralized by accounts receivable and inventories. The interest rate is the bank's prime rate (8.25% at September 30, 1996). No amounts were outstanding as of September 30, 1996 and December 31, 1995.

The Company has overdraft and line of credit facilities with a foreign bank for up to $60,000 at the bank's current overdraft interest rate (8.55% at September 30, 1996). No amounts were outstanding at September 30, 1996.

The Company also has a credit facility with a foreign bank to borrow up to $200,000, collateralized by accounts receivable. Borrowings under the facility bear interest at the bank's current interest rate (8.55% at September 30, 1996). No amounts were outstanding as of September 30, 1996.

                    PERCON INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses consist of the following:

(In thousands)                          September 30, 1996   December 31, 1995
                                        ------------------   ------------------
Accounts payable                                    $1,742                $735
Accrued payroll and payroll liabilities                494                 208
Other accruals                                         216                  96
                                                    ------              ------
                                                    $2,452              $1,039
                                                    ======              ======

LONG-TERM DEBT

                                        September 30, 1996
                                        ------------------
                                            (In thousands)

Bank loan, monthly payments of $17,000              $1,095
  including interest at 9.6%, maturing
  12/31/04
Less current portion                                   (85)
                                                    ------
                                                    $1,010
                                                    ------

The bank loan is collateralized by a building and matures as follows (in thousands):

1997                                                $   98
1998                                                   108
1999                                                   119
2000                                                   131
2001-2004                                              554
                                                    ------
                                                    $1,010
                                                    ------

COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year purchase agreement expiring December 31, 1997 with the supplier of a principal component of its products. At September 30, 1996, the Company has committed to make approximately $157,000 of purchases before the expiration of the agreement. The Company expects this purchase commitment to be fulfilled in the normal course of operations.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATION


GENERAL

Percon develops, manufactures and markets bar code reading products, including fixed station and integrated decoders, portable data terminals and data management application software, for the worldwide automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used principally in point-of-sale and point-of-service applications in a wide variety of industries, including retail, education, manufacturing, health care and package delivery.

The Company markets its products through a network of Auto ID distributors, value-added resellers ("VAR's") and systems integrators, which allows the Company's products to reach efficiently small and mid-size end users. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer ("OEM") with other sales organizations. The Company also distributes its products internationally primarily through distributors in Europe, Latin America and Asia.

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between products manufactured by the Company compared to products sold by the Company that are manufactured by others; receipt of a significant portion of customer orders and product shipments in the last month of each quarter; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this document regarding purchase commitments, product development and introduction, liquidity and future business activities should be considered in light of these factors.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION, Continued


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
1995

NET SALES

Net sales for the three months ended September 30, 1996 increased $2.4 million (74%) to $5.5 million from $3.2 million for the three months ended September 30, 1995. Net sales for the nine months ended September 30, 1996 increased $7.3 million (87%) to $15.7 million from $8.4 million for the nine months ended September 30, 1995. These increases were primarily due to increased unit sales volume of the Company's portable data terminals and the inclusion of the operations of STI, acquired on March 7, 1996. International sales represented approximately 39% of net sales in the third quarter of 1996 compared to 11% of net sales in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, international sales represented approximately 32% and 8% of net sales, respectively.

GROSS PROFIT

Gross profit for the three months ended September 30, 1996 increased $1.1 million (66%) to $2.7 million from $1.6 million for the three months ended September 30, 1995, representing 49.6% and 52.0% of net sales, respectively. The increase in gross profit was primarily due to the increase in net sales. The decrease in gross profit margin was primarily due to decreases in sales of high-end fixed station decoders and the increased mix of products sold by STI which traditionally have lower gross margin percentages.

Gross profit for the nine months ended September 30, 1996 increased $3.7 million (88%) to $7.9 million from $4.2 million for the nine months ended September 30, 1995, representing 50.1% and 49.8% of net sales, respectively. The increase in gross profit was primarily due to the increase in net sales. The increase in gross profit margin was primarily due to the increase in the percentage of Company manufactured products. Company manufactured products generally carry higher gross profit margins than products manufactured by others.

SELLING, MARKETING AND CUSTOMER SERVICE EXPENSES

Selling, marketing and customer service expenses for the three months ended September 30, 1996 increased $459,000 (96%) to $937,000 from $478,000 for the three months ended September 30, 1995, representing 17.0% and 15.1% of net sales, respectively. This dollar increase primarily resulted from activities to support the growth in net sales. The percentage increase primarily resulted from increases in sales personnel and commission expenses.

Selling, marketing and customer service expenses for the nine months ended September 30, 1996 increased $1 million (67%) to $2.5 million from $1.5 million for the nine months ended September 30, 1995, representing 16.2% and 18.1% of net sales, respectively. This dollar increase primarily resulted from activities to support the growth in net sales. The percentage decrease primarily resulted from planned increases in marketing activities in the first and second quarters of 1995 which were not repeated in the first half of 1996 and economies gained in larger sales volumes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION, Continued

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 1996 increased $190,000 (53%) to $548,000 from $358,000 for the three months ended September 30, 1995, representing 9.9% and 11.3% of net sales, respectively. General and administrative expenses for the nine months ended September 30, 1996 increased $585,000 (62%) to $1.5 million from $939,000 for the nine months ended September 30, 1995, representing 9.7% and 11.2% of net sales, respectively. These dollar increases were primarily due to additional costs to support the increase in net sales and increases in business insurance and other costs associated with being a public company. The percentage decreases primarily resulted from operating efficiencies achieved by spreading fixed costs over a greater net sales base.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Research and product development expenses for the three months ended September 30, 1996 increased $301,000 (182%) to $466,000 from $165,000 for the three months ended September 30, 1995, representing 8.4% and 5.2% of net sales, respectively. Research and product development expenses for the nine months ended September 30, 1996 increased $839,000 (193%) to $1.3 million from $434,000 for the nine months ended September 30, 1995, representing 8.1% and 5.2% of net sales, respectively. These dollar and percentage increases were primarily due to the inclusion of STI and planned increases in personnel and prototyping expenses to support 1996 research and product development projects. The Company expects these expenditures, as a percentage of net sales, to remain higher than historical percentages through the end of the fourth quarter of 1996 when several new products will be introduced.

ACQUIRED IN-PROCESS RESEARCH AND PRODUCT DEVELOPMENT

A portion ($2.1 million) of the purchase price for the acquisition of STI was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and development represents the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the respective fair market values. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects have not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, do not exist, these costs were expensed as of the acquisition date. These costs reduced net income and fully diluted net income per share for the nine months ended September 30, 1996 by $2.1 million and $.51, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION, Continued

PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended September 30, 1996 was $292,000 which represents an effective tax rate of 37.8%. Items which cause this rate to differ from the U.S. Federal statutory rate of 34% include state and international taxes and benefits from the research credit and the Percon Incorporated Foreign Sales Corporation. The provision for income taxes for the nine months ended September 30, 1996 was $963,000 which represents an effective tax rate of 216.9%. The most significant reason for the difference from the statutory rate was that no tax benefit was realized from the amortization of goodwill or the acquired in-process research and product development expense.

Prior to August 1995, the Company had operated as an S corporation not subject to federal and state income taxes. Pro forma provision for income taxes for the three months and nine months ended September 30, 1995 reflects federal and state income taxes as if the Company had been a C corporation, based on the rates that would have been in effect during the period reported.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION, Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily financed its operations during the nine months ended September 30, 1996 through net cash provided by operations and proceeds from its initial public offering.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.25% at September 30, 1996. No amounts were outstanding under the line of credit at September 30, 1996. With the acquisition of STI on March 7, 1996, the Company also has line of credit and short-term borrowing arrangements with two other banks which allow for additional borrowing up to an aggregate of approximately $260,000. These facilities bear interest at the banks' current rates, which are 8.55% at September 30, 1996. No amounts were outstanding under either of these facilities at September 30, 1996.

Net cash provided by operations was $904,000 for the nine months ended September 30, 1996 as compared to $662,000 for the nine months ended September 30, 1995. Significant changes for the nine months ended September 30, 1996 included increases in accounts receivable and inventories and non-cash changes for amortization and acquired in-process research and product development. Significant changes for the nine months ended September 30, 1995 included increases in accounts receivable, inventories, accounts payable and accrued expenses.

For the nine months ended September 30, 1996, net cash used in investing activities totaled $4.5 million as compared to $1.3 million for the nine months ended September 30, 1995. In March 1996 the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding common stock of STI, in a transaction accounted for as a purchase for financial reporting purposes. Percon paid approximately $4.6 million in cash for STI. Cash provided by investing activities of $998,000 for the nine months ended September 30, 1996 was the result of the sale of short-term commercial paper which matured during the period. The Company made capital expenditures of $812,000 for the nine months ended September 30, 1996 as compared to $338,000 for the nine months ended September 30, 1995.

During the nine months ended September 30, 1996, net cash provided by financing activities totaled $63,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used in financing activities was primarily related to the repayment of bank debt. During the nine months ended September 30, 1995, net cash provided by financing activities totaled $5.3 million. Cash from financing activities was provided by the sale of 1,273,000 shares of the Company's Common Stock in its initial public offering which generated net proceeds of approximately $7.2 million. Cash of $446,000 was used to repay bank debt. The Company paid cash dividends to its shareholders in the aggregate amounts of $1,446,000, of which $446,000 was paid for the payment of shareholders' income tax liabilities and $1.0 million was paid to the shareholders of record prior to the Company's initial public offering of previously taxes S corporation earnings.

The Company's cash on hand, together with the borrowings available under its line of credit agreements and cash generated from operations, are expected to be sufficient to meet the Company's working capital requirements for at least the next 12 months.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by: G. SCOTT PURCELL
    -----------------------------------
    G. Scott Purcell
    Chief Financial Officer
   (Principal Financial and Accounting Officer)

    Dated:  November 13, 1996