Form 10KSB40
period 1996-12-31
PERCON INC
filed 1997-03-31
CIK 876573

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended: December 31, 1996

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from ___________ to ___________


                       ----------------------------------
                        Commission File Number: 0-26462
                       ----------------------------------

                              PERCON INCORPORATED
       (Exact name of small business issuer as specified in its charter)

                                                        91-1486560
            Washington                              (I.R.S. Employer
     (State of Incorporation)                      Identification No.)

                      1720 Willow Creek Circle, Suite 530
                             Eugene, OR 97402-9171
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (541) 344-1189

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 1996 were $22,128,172.

--------------------------------------------------------------------------------

                       Documents Incorporated by Reference
                       -----------------------------------

Proxy Statement for 1997 Annual Meeting of Shareholders incorporated into Part III of Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, was $25,173,258. The number of shares of Common Stock outstanding on March 21, 1997 was 3,961,261.

================================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

Percon Incorporated ("Percon" or the "Company") develops, manufactures and markets bar code reading products, including fixed-station and integrated decoders, hand-held laser scanners, portable data terminals and data management application software, for the automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed-station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit, record and manage data. The Company's products are used principally in point-of-sale, point-of-service and inventory management applications in a wide variety of industries, including retail, education, manufacturing, health care and package delivery.

Percon markets its products through a network of Auto ID distributors, value-added resellers ("VARs") and systems integrators, which allows the Company's products to reach efficiently small and mid-size end users. The Company believes these end users will account for most of the future growth of the Auto ID industry because the use of Auto ID equipment is not as widespread among these organizations as it is among larger companies. The Company believes end users find the ease of use, durability and price/performance characteristics of its products, together with its excellent customer service, particularly attractive. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer ("OEM") with other sales organizations. Percon also distributes its products internationally primarily through VARs in Europe, Latin America and Asia.

In 1996, the Company introduced a number of new products including SnapShotTM, the PowerWedgeTM decoder family, new versions of IntelliTrack(R) software including ToolRoom and Check In/Out as well as new versions of all IntelliTrack software which operate on other leading portable data terminals. SnapShot is Percon's first manufactured hand-held laser scanner and is available in decoded and undecoded models as well as three scanning options including standard, enhanced and high density. Percon's PowerWedge family replaced the Series Plus decoder family and has many new features including a small footprint form factor, additional symbologies and increased reading performance.

In the first quarter of 1997, Percon introduced several new products including FalconTM, Universal Program Generator ("UPG"), Symphony and international versions of IntelliTrack. Falcon is Percon's new 386 DOS-based portable which features PC-card capabilities for radio frequency ("RF") communications, memory cards and modems. UPG is a WindowsTM-based program generator which allows greater ease of programming and customizing of Percon's DOS-based portable data terminal and other leading DOS-based portables. Symphony is a narrow band radio product sold exclusively in Europe which supports wireless scanning applications. The Company's international versions of IntelliTrack include six modules available in French and international English.

Percon's goal is to be a leading provider of innovative, high-quality Auto ID products that are easy to use and offer superior price/performance backed by exceptional customer service. Key elements of the Company's strategy to achieve this goal include: (i) focusing on users in small and mid-size organizations;
(ii) leveraging third party Auto ID distribution channels; (iii) emphasizing superior price/performance and customer service; (iv) enhancing and diversifying product lines; (v) expanding the Company's sales channels to support relationships as an original equipment manufacturer for companies who sell to large end user customers; (vi) expanding the Company's international sales channels; and (vii) expanding through strategic acquisitions.

Since Percon's initial public offering ("IPO") in July 1995, the Company has:

     -- increased and diversified its product offering to include data management application software through the acquisition of IntelliScan, Inc. ("IntelliScan"), a Menlo Park, California based developer of Microsoft(R) Access based software which includes applications for inventory, fixed assets, shipping, receiving, tool room and stock room management and check-in/out

     -- increased its sales outside of the United States and Canada from 9% in 1995 to 35% in 1996

     -- acquired STI S.A. (STI), a Paris based decoder manufacturer, in March 1996 which greatly increased Percon's international revenue and expanded its fixed-station decoder and integrated decoder product lines and provides existing European channels to increase sales of Percon's portables and application software

     -- introduced SnapShot, the first hand-held input device manufactured by the Company, in October 1996. SnapShot took the Company six months to develop from product inception to delivery of the first production units

     -- entered the wireless portable data terminal market and began competing for the rapidly growing demand for open systems architecture DOS-based portable data terminals, with its introduction of Falcon and UPG in the first quarter of 1997

     -- expanded its management team to support its rapid growth in revenues and earnings, both domestically and internationally

The statements concerning the expected expansion of the Auto ID market and the segments thereof, new product introductions and the markets into which these products will be sold, and anticipated sales of the Company's products, research and development expense and working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect the expected expansion of the domestic and international Auto ID market and the portable data terminal and input device segments thereof include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international. Factors that could cause the new product introductions to be delayed include, but are not limited to, any inability by a contract manufacturer of the Company to assemble the new products in volume quantities and any failure to resolve promptly any defects in the software incorporated into the new products or otherwise pass an OEM's product tests. Factors that could adversely affect the market for the new products include, but are not limited to, a longer than expected period to achieve market acceptance of the new products and delays in, or lower than expected, customer orders. Factors that could adversely affect sales of the Company's products include, but are not limited to, lower than expected customer orders, competitive factors (including increased competition, new product offerings by competitors and price pressures), the availability of third party parts and supplies at reasonable prices and product shipment interruptions due to manufacturing difficulties. Factors that could materially increase the Company's research and development expense include, but are not limited to, the competitive factors noted above and the availability of third party parts and supplies at reasonable prices, changes in proposed product mix, and technological difficulties and resource constraints encountered in developing new products. Factors that could adversely affect the Company's working capital needs include, but are not limited to, each of the factors noted above, as well as the receipt of a significant portion of customer orders and product shipments in the last month of each quarter.

Industry Background

Auto ID encompasses the automatic recognition, decoding, processing, transmission and recording of data, most commonly through the printing and reading of information encoded in bar codes. Bar codes allow for rapid, simple and accurate reading and transmission of data for items that need to be tracked or managed. Bar codes can be printed directly on mailing tubes, envelopes, boxes, cans, bottles, packages, books, files and other paperwork, furniture, cards and many other items for identification.

The emergence of Auto ID systems, including bar codes and the related printers, scanners, decoders and software, has significantly increased the speed, efficiency and accuracy of data collection and entry. Early applications of bar code scanning, which included retail point-of-sale, item tracking and inventory control, have been expanded to include more advanced applications such as time and attendance, work-in-process, quality control, sorting, order entry, document tracking, shipping and receiving, and controlling access to secure areas. These expanded systems have measurably increased productivity by linking production, warehousing, distribution, sales and service to management information systems on a batch or real-time basis. Consequently, opportunities to improve operational efficiencies and customer responsiveness have developed for retailers, transportation and package delivery companies, manufacturers, wholesale distributors and service providers.

The Company believes the Auto ID market will expand to a broadening base of applications as the cost of Auto ID technology continues to decrease and customer acceptance of the technology increases. In addition, the Company believes improvements in scanning technology and wireless capability and industry mandated standardization of bar coding will further expand the Auto ID market. The Company believes European countries and, to a lesser degree, Pacific Rim and Latin American countries are expanding their use of Auto ID technology and may represent significant future growth opportunities.

The Company believes portable data terminals that support wireless communications will be a rapidly growing segment of the Auto ID market. Furthermore, the Company believes the increased availability and use of systems that require real time information, such as just-in-time inventory and electronic data interchange, will provide the basis for this growth. These systems, which are designed to shorten inventory reorder and sales cycle times, are consistent with the increased focus on business productivity exemplified by corporate downsizing and other measures.

Products

Product Lines

The Company offers a range of bar code reading, decoding and data management products, including fixed-station and integrated decoders, hand-held laser scanners, portable data terminals and data management application software that provide rapid, accurate and efficient means for gathering and tracking information in a wide variety of applications.

Fixed-Station Decoders. Fixed-station decoders ("decoders") are bar code readers designed to be connected in series with the keyboard (a "keyboard wedge") of either a personal computer ("PC") or a computer terminal or attached to a serial port on a host computer (a "serial decoder"). Bar codes scanned by the decoders are translated into data used by the PC or terminal as if the data originated from the keyboard. Decoders permit computers to read bar codes without requiring special programming of the application software. Products in this category include fixed-station decoders such as the PowerWedge 10, PowerWedge 20, Mini PowerWedge, Master BB+ and Master B+. Products incorporating the base decoder technology into other form factors, thereby creating integrated decoder products, include the EasyKey Plus(TM), which is a 101 keyboard with an integrated decoder and magnetic stripe reader, the SnapShot, which is a hand-held scanner with an integrated decoder and the Decoder Communications Card, which is an ISA Bus card incorporating the decoder technology with four high-speed serial ports. Decoder products which incorporate narrow band RF support include the Maestro base station and Player radio unit with belt clip; collectively this system is called Symphony. Suggested list prices in this product family range from $225 to $1,280. The Company also licenses its decode and interface technology to other manufacturers.

Hand-held Input Devices. SnapShot, the Company's family of hand-held laser scanners, are input devices which utilize scanning technology for data collection. The Company's input devices allow for non-contact scanning of bar code labels on flat, curved and irregular surfaces up to distances of 36 inches. These devices come in undecoded and decoded models. The decoded models can be connected to any supported PC or terminal as either a keyboard wedge or a serial device. Undecoded models must be used with Percon PowerWedge decoders (or similar decoders) or with portable data collection terminals, such as the Percon PT 2000. These devices support all popular bar code symbologies, four types of programming methods and full keyboard support. Suggested list prices for these products range from $695 to $1,545.

Portable Data Terminals. Portable data terminals ("PDTs") are hand-held, battery-powered durable computers that typically employ application-specific software. The Company's portable data terminals may be operated for up to 12 hours of continuous operation without recharging. Data can be entered either manually through an input device such as an integrated keypad or automatically through a wand, CCD or hand-held laser scanner. Products offered in this category include the PT 2000, which is a 12 ounce terminal with 34 splash-resistant alphanumeric keys, up to two megabytes of data storage and a separate bank erasable flash ROM memory, the TopGunTM, which is a PT 2000 with an integrated laser that allows one-handed scanning, the PocketReaderTM, which has 19 splash-resistant keys and an integrated wand input device, and the PT Dock, which permits data transmission to and from the host computer as well as battery recharging. The Company also offers the Falcon, which is a 32-bit, 386 microprocessor DOS-based unit. The terminal supports 8 lines by 21 characters on a backlit graphics LCD, weighs 14 ounces and has 41 splash-resistant alphanumeric keys. Batch versions of the Falcon were introduced in February 1997 and the Company expects to ship RF models that support wireless LAN technologies through a user accessible PC-card slot in April 1997. Through this PC-card support the unit supports RF communications, memory cards and modems. Suggested list prices in this product family range from $795 to $3,295.

Application Software. Application software products are PC-based computer programs that are runtime versions of Microsoft Access. These programs, which are available in both stand alone and networked versions, allow for the storing, management and reporting of data. Data can be uploaded or downloaded into these programs using the Company's portable data terminals. Products offered in this category include the full line of IntelliTrack software, including applications for fixed assets, inventory, shipping, receiving, tool room management, check-in and check-out applications, and stock room management. Other software offered, which can be used with the PDT application software, include the Portable Application Library ("PAL") which includes seven standard applications, Percon Program Generator ("PPG") and the Universal Program Generator ("UPG"). PPG and UPG, our Windows(TM)-based program generators allow greater ease of programming and customizing of Percon's portable terminals. UPG also allows custom programming of other leading DOS-based portable data terminals. Suggested list prices in this product family range from $995 to $4,995.

Percon also markets input devices manufactured by others, including laser scanners, CCD scanners, wands, ID badge scanners and magnetic stripe scanners.

Product Development

Percon's strategy is to introduce products with substantially all of the most popular features demanded by its customers at prices below those charged by its primary competitors. The Company continuously seeks to improve the value, pricing, reliability, ergonomics and performance of its existing products. The Company also seeks to shorten and reduce product development cycles and reduce manufacturing and support costs. Substantially all of the Company's research and development is performed by the Company's own staff.

The Company's new portable data terminals are based on open systems architecture that will support wireless communication of collected data directly to the host computer. The Company believes this type of terminal enhances its ability to market products more broadly in the manufacturing and wholesaling segments of the Auto ID market and permits users to mix and match equipment from various vendors. The Company also has developed international versions of the IntelliTrack software line as well as a new program generator for use in creating software applications used in its portable data terminals. The Company also plans to broaden its low-end portable product offering and also plans to develop an industrial, 386-based fixed-station data terminal. There is no assurance that the Company will be successful in developing and bringing to market any products as a result of these efforts.

The Company spent approximately $1,755,000 and $735,000 in 1996 and 1995, respectively, on research and product development. Company engineers are experienced in the specialty disciplines of industrial, electronic and software engineering.

Sales, Distribution and Marketing

Sales and Distribution

The Company's products are used primarily by retail and service industry companies with fewer than 500 employees. The Company markets its products to these end users primarily through indirect distribution channels, comprised principally of Auto ID distributors, VARs and systems integrators. Auto ID distributors serve various vertical markets through sales to VARs and systems integrators. VARs integrate the Company's hardware products with their proprietary application software to provide turnkey solutions for specific vertical markets. Systems integrators typically integrate the Company's products with products of other manufacturers to design and create a complete Auto ID system for a particular end user. The Company sells its products on an OEM basis to larger companies, primarily in the Auto ID industry, that sell these products to mid-size and large end user customers through their direct end user sales forces. By selling its products through these indirect distribution channels, the Company is able to target vertical markets for its products while avoiding the expense of supporting a large end user sales force. In 1996, sales of Company products to Auto ID distributors, VARs, systems integrators, and OEM's accounted for approximately 28%, 28%, 20% and 10% of the Company's net sales, respectively, and in 1995, 38%, 27%, 11% and 1% of the Company's net sales, respectively. Sales to one distributor accounted for approximately 11% and 10% of net sales in 1996 and 1995, respectively. No other customer accounted for more than 10% of net sales in 1996 or 1995.

The Company also sells its products directly to a limited number of end users. These end users typically are companies with 500 or more employees that require specially designed Auto ID products and additional customer service and support not provided by distributors, VARs or systems integrators. In 1996 and 1995, sales of the Company's products directly to end users accounted for approximately 14% and 23% of net sales, respectively.

The Company believes foreign countries are expanding their use of Auto ID technology and may represent significant future sales and marketing opportunities for the Company. The Company intends to continue its focus on international sales and provide additional sales and marketing support for its international operations. Sales outside of the U.S. and Canada accounted for approximately $7.8 million or 35% of net sales, and $1.1 million or 9% of net sales, in 1996 and 1995, respectively.

Marketing

Percon's marketing operations include product marketing, marketing communications and market development functions. The product marketing staff identifies new product opportunities and manages product positioning and introductions through regularly consulting with distributors, VARs, systems integrators, OEMs and end users. Additionally, the marketing staff creates and coordinates advertising in domestic and international trade publications, develops brochures and documentation, manages domestic and international trade show exhibits, places articles highlighting applications of the Company's products in trade and industry publications and is responsible for the development of new market opportunities. These marketing efforts are augmented by the Company's cooperative advertising and sales incentives programs which promote greater visibility of the Company's products in the domestic distribution channel.

Customer Service

The Company maintains a highly responsive sales and technical support staff. The Company provides each customer with toll-free telephone sales and technical support and a personal account representative for orders, shipping and general information.

The Company's fixed-station decoders carry five-year limited warranties, its hand-held input devices and its portable data terminals carry one-year limited warranties and input devices manufactured by others carry warranties offered by their manufacturers. The Company's application software carry a 90-day free technical support agreement. Quick replacement warranties may be purchased by a customer when the product is purchased. Under a quick replacement warranty, a customer receives a replacement unit before the defective equipment is actually returned to Percon for repair. Extended warranties and quick replacement warranties are available to add up to two years to the original warranty on portable data terminals and input devices. Software maintenance agreements can be purchased which provide the user with upgrades during the term of the agreement and free technical support. The Company also provides custom programming service for its line of portable data terminals.

Manufacturing and Suppliers

The Company's internal manufacturing operations consist primarily of the production of prototypes, test engineering, material purchasing, final assembly and testing, quality control and service and are performed at its Eugene, Oregon and Paris, France facilities. The Company outsources manufacturing for the production of circuit boards and subassemblies to unrelated companies near each of the respective facilities.

The Company is dependent on a number of suppliers for components and subassemblies. Certain of these components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company has contracted with an electronics component distributor for the supply of a single source microprocessor used in its portable data collection terminals. The agreement requires the Company to take deliveries for a fixed total quantity of the microprocessor, with variable delivery dates, through the end of 1997. The Company has entered into a five-year purchase agreement expiring December 31, 1997 with the supplier of a principal component of one of its decoder families. At December 31, 1996, the Company has committed to make approximately $155,000 of purchases before the expiration of the agreement. The Company expects this purchase commitment to be fulfilled in the normal course of business. The Company has no other long-term contracts with component suppliers. Component or subassembly shortages, production delays or work stoppages experienced by these suppliers or any other circumstances resulting in the failure by any of those suppliers to supply the Company could have a material adverse effect on the Company's financial condition and results of operations. While to date the Company has not experienced significant restrictions in the supply of components and subassemblies, there is no assurance that supply restrictions will not occur in the future.

Backlog

The Company typically ships its products within five days after receipt of an order and thus does not normally have a significant backlog. As a result, backlog is not meaningful to the Company's business.

Competition

The market for Auto ID products is highly competitive, and the Company expects this competition to increase as open systems architecture in Auto ID products becomes more common. The strength of certain of the Company's competitors may increase as a result of consolidation of manufacturers.

If other bar code technologies were to evolve or become available to the Company, it is possible that those technologies would be incorporated into its products. Alternatively, if such technologies were to evolve or become available to the Company's competitors, the Company's products may become obsolete, which would have a material adverse affect on the Company's results of operations.

Intellectual Property

The Company attempts to protect its intellectual property rights through a combination of copyrights, trademarks, trade secrets and other intellectual property law, nondisclosure agreements and other measures. The Company believes, however, that its results of operations will depend more upon the innovation, technological expertise, marketing and customer service abilities of its employees than upon such protection. The Company has no patents.

Government Regulation

Certain products of the Company must comply with regulations promulgated by the U.S. Food and Drug Administration's Center for Devices and Radiological Health and the U.S. Federal Communications Commission, as well as the Canadian Standards Association, the European Community Standards and TUV Rheinland, which are corresponding agencies for certain foreign countries. The Company's operations are also subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. The Company believes its business is operated in compliance with applicable government, environmental, waste management, health and safety regulations. There can be no assurance that future regulations will not require the Company to modify its products to meet revised energy output or other requirements. Failure to comply with future regulations could result in a material adverse effect on the Company's results of operations.

Employees

As of March 21, 1997, the Company employed 114 people worldwide, of which 113 were full-time and 1 was part time. Of these employees, 19 were engaged in sales and marketing, 17 in customer service support, 23 in engineering, 39 in manufacturing and 16 in management and administrative functions. The Company believes its future success will depend, in part, on its ability to recruit and maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. The Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's corporate headquarters, manufacturing and research and development facility is located in Eugene, Oregon and consists of approximately 17,250 square feet of leased space. The lease expires December 31, 1997. Lease payments are approximately $16,000 per month which includes the Company's proportionate share of property taxes on the facility and improvement costs. The Company intends to lease additional office space in the Eugene area once its current lease expires and is currently negotiating a lease for this new location.

The Company's Menlo Park, California office is primarily used for sales and research and development. It consists of 1,900 square feet of leased space.

The Company's facility located near Paris, France is used for manufacturing, customer service, research and development, and administration. The Company owns a 16,000 square foot building on land leased from others. The Company does not have an option to purchase the land or extend the lease. Ownership of the building passes to the landowner at the end of the lease term in December 2010. The land lease payments are approximately $18,000 per year.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Price Range of Common Stock

     The Common Stock began trading on the Nasdaq National Market on July 28, 1995 under the symbol "PRCN." The following table sets forth for the periods indicated the high and low last sale prices of the Common Stock as reported on the Nasdaq National Market.

                                    Year Ended December 31, 1996
                                               High          Low
     -----------------------------------------------------------
     Fourth Quarter                         $13           $9 1/4
     Third Quarter                          $14 1/4       $7 3/4
     Second Quarter                         $16 1/2      $11 1/2
     First Quarter                          $19 1/8      $11 1/2

                                    Year Ended December 31, 1995
                                                High         Low
     -----------------------------------------------------------
     Fourth Quarter                          $13 1/4      $9
     Third Quarter (since July 28, 1995)     $12 1/4      $7 3/4


As of March 21, 1997, there were approximately 50 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

The Company has not paid cash dividends on its Common Stock since the IPO and does not anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance the Company's operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION

Overview

Percon develops, manufactures and markets bar code reading products, including fixed-station and integrated decoders, hand-held laser scanners, portable data terminals and data management application software, for the worldwide automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed-station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used principally in point-of-sale and point-of-service applications in a wide variety of industries, including retail, education, manufacturing, health care and package delivery.

The Company markets its products through a network of Auto ID distributors, value-added resellers ("VARs") and systems integrators, which allows the Company's products to reach efficiently small and mid-size end users. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer ("OEM") with other sales organizations. The Company also distributes its products internationally primarily through VARs in Europe, Latin America and Asia. In addition, the Company sells its products directly to a limited number of end users.

The Company was formed in 1983 and was acquired by the current executive management team and a small group of private investors in July of 1990. In 1990, the Company's product line consisted only of fixed-station decoders which were marketed primarily through trade publications. In 1991, the Company acquired portable data terminal technology and introduced the first product of that product family in 1992. Sales growth through 1993 was primarily driven by increased decoder product family sales and the creation of the distributor, VAR and systems integrator sales channels.

The Company believes the increases in its net sales in 1996 and 1995 were due in part to the rapid growth of portable data terminals and to the continued expansion of its distributor, VAR and systems integrator customer base and, to a limited extent in 1996, its activities as an OEM.

In November 1995, the Company broadened its product offering through the acquisition of IntelliScan, Inc. and its IntelliTrack application software line. In March 1996, the Company further broadened its product offering and international markets through the acquisition of STI S.A. ("STI"), a French company which develops, manufactures and markets a full line of fixed-station decoders and integrated decoder reading products. The acquisition allows the Company to rapidly expand its sales of portable data terminals and application software into STI's (recently renamed Percon Europe) existing European customer-base. During 1997 management intends to continue efforts to broaden the Company's market opportunities through its current acquisition strategy and through continued expansion of the Company's product offering, primarily through the introduction of DOS-based portable products and other products which feature open systems architecture.

Results of Operations

Comparison of Years Ended December 31, 1996 and 1995

Net sales. Net sales for 1996 increased $9.5 million (74.7%) to $22.1 million from $12.7 million for 1995. The increase was primarily due to increased unit sales volume of the Company's portable data terminals and application software, and the inclusion of the operations of STI, acquired on March 7, 1996. International sales represented approximately 35% of net sales in 1996 compared to 9% of net sales in 1995. The increase in international sales is primarily the result of increased sales of product manufactured by STI. Sales of input devices manufactured by others decreased $1.0 million as a result of the Company's larger customers buying these products directly from the manufacturer. The Company believes sales of input devices manufactured by others should remain at a similar level in 1997 while sales of input devices manufactured by the Company should increase.

Gross profit. Gross profit for 1996 increased $4.6 million (71.6%) to $11.1 million from $6.5 million for 1995, representing 50.2% and 51.1% of net sales, respectively. The dollar increase in gross profit was primarily due to the increase in net sales. The percentage decrease was primarily due to a decrease in sales of high-end fixed-station decoders which carry higher gross margins and the increased mix of products manufactured by STI, which traditionally have lower gross margins.

Selling, marketing and customer service. Selling, marketing and customer service expense for 1996 increased $1.3 million (60.8%) to $3.5 million from $2.2 million for 1995, representing 16.0% and 17.4% of net sales, respectively. The dollar increase primarily resulted from activities to support the growth in net sales. The percentage decrease primarily resulted from planned increases in marketing activities in the first and second quarter of 1995 which were not repeated in the first half of 1996 and operating efficiencies achieved by spreading fixed costs over a larger revenue base.

General and administrative expense. General and administrative expense for 1996 increased $950,000 (75.1%) to $2.2 million from $1.3 million for 1995, representing 10.0% of net sales for each year. The increase in dollar amount was primarily a result of administrative costs associated with increased sales volume and costs associated with being a publicly traded company.

Research and product development expense. Research and product development expense for 1996 increased $1.0 million (138.8%) to $1.8 million from $735,000 for 1995, representing 7.9% and 5.8% of net sales, respectively. These dollar and percentage increases were primarily due to the inclusion of STI and planned increases in personnel and prototyping expenses to support 1996 research and product development projects. The Company anticipates that research and product development expenses will decrease as a percentage of sales in 1997.

Acquired in-process research and product development. A portion ($2.1 million) of the purchase price for the acquisition of STI was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and product development represents the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the respective fair market values. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues need to be resolved which will require substantial additional effort and testing. Therefore, technological feasibility of these new products has not yet been achieved. As these projects have not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, do not exist, these costs were expensed as of the acquisition date. The costs reduced 1996 net income by $2.1 million or $.51 per share.

Interest. Net interest expense of $2,000 for 1996 compared to net interest income of $94,000 for 1995 was the result of interest expense on the long term debt related to the building purchase at STI compared to the net interest income in 1995 from the proceeds at the time of the initial public offering and the subsequent investment of the proceeds therefrom.

Provision for income taxes. The provision for income taxes for 1996 was $1.3 million which represents an effective tax rate of 84.3%. The most significant items that caused this rate to differ from the U.S. federal statutory rate of 34% was that no tax benefit was realized from the acquired in-process research and product development expense or the amortization of goodwill. Other items that caused the rate to differ included benefits from research and development tax credits, both domestic and international, benefits from the Percon Incorporated Foreign Sales Corporation and state and international taxes.

Prior to August 1995 the Company operated as an S corporation not subject to federal and state income taxes. Pro forma provision for income taxes reflects federal and state income taxes as if the Company had been a C corporation, based on the rates that would have been in effect during the periods reported.

Liquidity and Capital Resources

The Company financed its operations during 1996 through net cash provided by operations and proceeds from its initial public offering.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the credit agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.25% at December 31, 1996. No amounts were outstanding under the line of credit at December 31, 1996. With the acquisition of STI, the Company's other line of credit and short-term borrowing arrangements with two other banks allow for additional borrowing of up to an aggregate of approximately $260,000. These facilities bear interest at the banks' current rates; each of which were 8.55% at December 31, 1996. No amounts were outstanding under either of these facilities at December 31, 1996.

In 1996, net cash provided by operations was $2.3 million compared to $818,000 for 1995. Significant changes included increases in accounts receivable, inventories, accounts payable, accrued expenses and non-cash charges for acquired in-process research and product development and amortization.

For 1996, net cash used in investing activities totaled $4.8 million compared to $2.2 million for 1995. In March 1996, the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding common stock of STI in a transaction accounted for as a purchase for financial reporting purposes. Percon paid approximately $4.7 million in cash for STI. Cash provided by investing activities of $998,000 for 1996 was the result of the sale of short-term commercial paper which was purchased in 1995 and which matured in 1996. The Company made capital expenditures and technology acquisitions toalling $1.1 million in 1996 compared to $1.0 million in 1995.

During 1996, net cash provided by financing activities totaled $36,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used in financing activities was primarily related to the repayment of bank debt. During 1995, net cash provided by financing activities totaled $5.3 million. Cash from financing activities was provided by the sale of 1,273,000 shares of the Company's Common Stock in its initial public offering which generated net proceeds of approximately $7.2 million. Cash of $302,000 was used to repay bank debt. The Company paid cash dividends to its shareholders in the aggregate amounts of $1,508,000, of which $508,000 was distributed for the pro-rata share of S corporation income taxes and $1.0 million was distributed to the shareholders of record prior to the Company's initial public offering to distribute previously taxed S corporation earnings.

The Company believes that cash provided by operating activities, cash on hand and cash available in the existing credit agreements will be sufficient to meet the Company's working capital requirements for at least the next 12 months. The Company may seek or require additional financing for growth opportunities including any expansion that the Company may undertake. There is no assurance that any such financing will be available on terms acceptable to the Company, if at all.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 of Notes to Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-19 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees. Information with respect to executive officers and directors of the Company is included under this Item 9 of
Part III of this Report. Information with respect to Section 16(a) of the Securities and Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

     Name                       Age      Position
     ---------------------------------------------------------------------------
     Michael P. Coughlin        42       President, Chief Executive Officer and
                                         Director

     Andy J. Storment           34       Executive Vice President, Secretary,
                                         Treasurer and Director

     Brad West                  39       Chief Operating Officer, Vice President,
                                         Operations and Corporate Quality

     G. Scott Purcell           34       Chief Financial Officer

     Matt D. Schler             41       Vice President, Engineering

     Thomas W. Burke            38       Vice President, Application Software

     Jean-Francois Codron       38       Vice President, European Operations

     Arlen I. Prentice (1)(2)   59       Chairman of the Board

     Donald K. Skinner (1)(2)   56       Director
     ---------------------------------------------------------------------------

     (1)  Member of Compensation Committee.

     (2)  Member of Audit Committee.

Michael P. Coughlin was a member of a private investor group that acquired the Company in July 1990 and has served as its President, Chief Executive Officer and Director since the acquisition. From March 1989 to June 1990 Mr. Coughlin was a private business consultant performing merger and acquisition services for private and corporate clients. From February 1988 to February 1989 Mr. Coughlin was Vice President, Finance for Bellevue Acquisition Corporation, a holding company for several travel related entities. From January 1986 to February 1988 Mr. Coughlin was employed by Ernst & Young as a Manager in its Consulting Division. From January 1980 to January 1986 Mr. Coughlin was employed by Coopers & Lybrand L.L.P., where he most recently served as a Tax Manager in its Emerging Business Services Division.

Andy J. Storment was a member of a private investor group that acquired the Company in July 1990 and has served as its Vice President, Secretary, Treasurer and Director since the acquisition. Mr. Storment served as the Company's Chief Operating Officer from July 1990 to January 1997. In June 1995 Mr. Storment was promoted to Executive Vice President. From March 1990 to June 1990 Mr. Storment was a private business consultant performing merger and acquisition services for private and corporate clients. From March 1986 to March 1990 Mr. Storment was a Division Manager for Timber Products Co., a wood products manufacturing company. From September 1984 to March 1986 Mr. Storment was employed by Coopers & Lybrand L.L.P., where he most recently served as a Senior Associate.

Brad West joined the Company in April 1996 as Vice President, Operations and Corporate Quality, and was appointed Chief Operating Officer in January 1997. From July 1984 to March 1996 Mr. West was employed by Spectra-Physics Scanning Systems, Inc., a manufacturer of laser based scanning equipment, where he held several management positions including New Products Operations Manager, Production Manager, Master Scheduler, and most recently was the corporate Quality and Reliability Manager. While at Spectra-Physics Mr. West was a key architect of many of the company's processes and systems including the ISO-9001 quality system and the new product introduction process.

G. Scott Purcell became Chief Financial Officer of the Company in June 1995. From June 1990 to June 1995 Mr. Purcell was employed by Coopers & Lybrand L.L.P., where he most recently served as Senior Associate in the Entrepreneurial Advisory Services Division. Mr. Purcell is a certified public accountant.

Matt D. Schler joined the Company in January 1997 as Vice President, Engineering. From July 1978 to November 1983 and from January 1986 to December 1996 Mr. Schler was employed by Spectra-Physics Scanning Systems, Inc., a manufacturer of laser based scanning equipment, where he held several management positions including Project Manager, Engineering Business Area Manager and most recently as New Products Engineering Manager. Mr. Schler is an active member of the I.E.E.E.

Thomas W. Burke joined the Company in October 1995 as Vice President, Application Software. From August 1989 to September 1995 Mr. Burke was a co-founder and Chief Executive Officer of IntelliScan, Inc., a company which developed application software and provided Auto ID integration services. From July 1979 to July 1989 Mr. Burke held several management positions with AT&T, where he most recently served as an Engineering Manager overseeing that company's national inventory management system.

Jean-Francois Codron joined the Company in August 1996 as Vice President, European Operations and also serves as President Director General of STI S.A. From February 1989 to July 1996 Mr. Codron was employed by Spectra-Physics France, a European distributor of laser based scanning equipment, where he most recently served as Southern Europe Director. From January 1982 to January 1989 Mr. Codron held several sales and marketing positions with Intercontrole, a French based electronics and energy company.

Arlen I. Prentice was a member of an investment group that acquired the Company in July 1990 and has served as Director since the acquisition. In October 1993 he became Chairman of the Board. Mr. Prentice is a founder of Kibble & Prentice, Inc., a financial services firm. Mr. Prentice has served as Co-Chairman and Chief Executive Officer of Kibble & Prentice, Inc. since June 1972. Mr. Prentice currently serves as a director of Starbucks Coffee Corporation, Western Drug Distributors (dba Drug Emporium Northwest), Northland Telecommunications Corporation and Flow International, Inc., a manufacturer and distributor of high pressure water jet cutting systems.

Donald K. Skinner joined the Company's Board of Directors in March 1995. Mr. Skinner is President, Chief Executive Officer and Board Chairman of Eltron International, Inc., a company that designs, manufactures and markets bar code label printers, software and related products. Mr. Skinner founded Eltron International, Inc. in January of 1991, and served as Executive Vice President and Chief Operating Officer before assuming his current positions in December 1992. In September 1989, Mr. Skinner founded Eltron Incorporated, a manufacturer of custom thermal printers, and served as its President from that time to January 1991.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index of Financial Statements on page 22 of this report.

(a)(2) Exhibits:

   **2.1 Agreement and Plan of Reorganization dated November 1, 1995, by and among the Registrant, IntelliScan, Inc., Mark Hayes and Thomas Burke.

  ***2.2 Share Purchase Agreement, dated February 13, 1996, between the Registrant and Mr. Gerard Le Corre.

    *3.1   Amended and Restated Articles of Incorporation.

    *3.2   Amended and Restated Bylaws.

   **4.1   See Articles II, III, IV and V of Exhibit 3.1 and Sections 1 and 4 of
           Exhibit 3.2.

  +*10.1   1995 Stock Incentive Plan, as amended.

  +*10.2   Form of Nonqualified Stock Option Agreement.

  +*10.3   Form of Incentive Stock Option Agreement.

   *10.4   Business Loan Agreement with Key Bank of Oregon dated September 1,
           1995.

   *10.5   Form of Representative's Warrants.

    21.1   Subsidiaries of the Registrant

    23.1   Consent of Coopers & Lybrand L.L.P.

    27.1   Financial Data Schedule

--------------

* Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended, effective July 27, 1995 (Commission Registration Nos. 33-93598-LA and 33-95076).

** Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, as amended, dated November 2, 1995.

*** Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, as amended, dated March 7, 1996.

+ This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     None

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PERCON INCORPORATED

                                       By /s/ MICHAEL P. COUGHLIN
                                              Michael P. Coughlin
                                              President and
                                              Chief Executive Officer

Dated:  March 31, 1997

In accordance with the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature                    Title                          Date
--------------------------------------------------------------------------------
Principal Executive Officer:

/s/ MICHAEL P. COUGHLIN      President, Chief Executive
Michael P. Coughlin          Officer and Director           March 31, 1997
--------------------------------------------------------------------------------
Principal Financial and Accounting Officer:

/s/ G. SCOTT PURCELL         Chief Financial Officer        March 31, 1997
G. Scott Purcell
--------------------------------------------------------------------------------
/s/ ANDY J. STORMENT         Executive Vice President,
Andy J. Storment             Secretary, Treasurer and
                             Director                       March 31, 1997
--------------------------------------------------------------------------------
/s/ ARLEN I. PRENTICE        Chairman of the Board          March 31, 1997
Arlen I. Prentice
--------------------------------------------------------------------------------
/s/ DONALD K. SKINNER        Director                       March 31, 1997
Donald K. Skinner

                             1996 Financial Report

Percon Incorporated

Index to Financial Statements

                                                                            Page
Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995                 F-2

Consolidated Statements of Income for the years ended
December 31, 1996 and 1995                                                   F-3

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1996 and 1995                               F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995                                                   F-5

Notes to Consolidated Financial Statements for the years
ended December 31, 1996 and 1995                                             F-6

Report of Independent Accountants

To the Board of Directors
Percon Incorporated and Subsidiary
Eugene, Oregon

We have audited the accompanying consolidated balance sheets of Percon Incorporated and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Percon Incorporated and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.
Eugene, Oregon
January 24, 1997

Percon Incorporated

Consolidated Balance Sheets

                                                                         December 31
                                                              1996              1995
------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                        $   1,600,623     $   4,006,597
    Investments held-to-maturity                                             998,125
    Accounts receivable, net                             3,908,412         1,876,374
    Inventories                                          3,618,120         1,884,366
    Prepaid expenses and other                             470,594           200,960
    Deferred income taxes                                  167,325           109,730
------------------------------------------------------------------------------------
         Total current assets                            9,765,074         9,076,152
Property and equipment, net                              2,850,029           680,057
Goodwill and intangibles, net                            1,898,213         1,697,719
------------------------------------------------------------------------------------
                                                      $ 14,513,316      $ 11,453,928
------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt                 $     93,163
    Accounts payable                                     1,809,735      $    735,493
    Accrued expenses                                       687,410           303,755
    Income taxes payable                                   230,051            27,591
------------------------------------------------------------------------------------
         Total current liabilities                       2,820,359         1,066,839

Long-term debt, less current portion                       973,547
Deferred income taxes                                      596,160           595,176
Other                                                       21,083
------------------------------------------------------------------------------------
                                                         4,411,149         1,662,015
------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

Shareholders' equity:
Common stock, 20,000,000 shares authorized,
    3,958,541 and 3,921,167 shares issued and
    outstanding at 1996 and 1995, respectively           8,824,775         8,699,247
Preferred stock, 5,000,000 shares authorized,
    none issued
Cumulative foreign currency translation adjustment         (48,870)
Retained earnings                                        1,326,262         1,092,666
------------------------------------------------------------------------------------
                                                        10,102,167         9,791,913
------------------------------------------------------------------------------------
                                                      $ 14,513,316      $ 11,453,928
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

Consolidated Statements of Income

                                                                            Years Ended
                                                                            December 31
                                                                  1996             1995
---------------------------------------------------------------------------------------
Net sales                                                 $ 22,128,172     $ 12,664,390
Cost of goods sold                                          11,029,933        6,195,700
---------------------------------------------------------------------------------------
    Gross profit                                            11,098,239        6,468,690

Operating expenses:
    Selling, marketing and customer service                  3,549,779        2,207,135
    General and administrative                               2,215,048        1,264,755
    Research and product development                         1,754,598          734,895
    Acquired in-process research and product development     2,090,696
---------------------------------------------------------------------------------------
    Operating income                                         1,488,118        2,261,905

Interest income                                                 86,895          120,567
Interest expense                                               (88,762)         (26,382)
Other expense, net                                              (1,808)          (2,156)
---------------------------------------------------------------------------------------
    Income before taxes                                      1,484,443        2,353,934

Provision for income taxes                                   1,250,847          553,732
---------------------------------------------------------------------------------------
    Net income                                            $    233,596    $   1,800,202
---------------------------------------------------------------------------------------
    Net income per share                                         $0.06            $0.56
---------------------------------------------------------------------------------------

Pro Forma Data (Unaudited):
Income before income taxes                                                $   2,353,934
Provision for income taxes                                                      858,662
---------------------------------------------------------------------------------------
    Net income                                                            $   1,495,272
---------------------------------------------------------------------------------------
    Net income per share                                                          $0.46
---------------------------------------------------------------------------------------
Weighted average shares outstanding                          4,089,120        3,215,754
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 1996 and 1995

                                                                   Cumulative
                                                                      Foreign
                                                  Common Stock       Currency
                                    --------------------------    Translation       Retained
                                       Shares           Amount     Adjustment       Earnings          Total
-----------------------------------------------------------------------------------------------------------
Balance, January 1, 1995            2,547,245     $    328,200                    $1,371,004     $1,699,204
    Distributions to S
      corporation shareholders                                                    (1,507,801)    (1,507,801)
    Reclassify S corporation
      earnings                                         570,739                      (570,739)
    Proceeds of public offering,
      net of offering costs
      of $416,505                   1,273,164        7,235,785                                    7,235,785
    Issuance for the
      purchase of IntelliScan          52,802          552,440                                      552,440
    Proceeds from exercise of
      stock options                    47,956           12,083                                       12,083
    Net income:
      As an S corporation                                                            707,536        707,536
      As a C corporation                                                           1,092,666      1,092,666
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          3,921,167        8,699,247                    1,092,666       9,791,913
    Proceeds from exercise
      of stock options                 37,374          106,512                                      106,512
    Income tax benefits from
      stock options exercised                           19,016                                       19,016
    Foreign currency
      translation adjustment                                       $ (48,870)                       (48,870)
    Net income                                                                      233,596         233,596
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          3,958,541      $ 8,824,775     $ (48,870)    $1,326,262     $10,102,167
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

Consolidated Statements of Cash Flows

                                                                                          Years Ended
                                                                                          December 31
                                                                                 1996            1995
-----------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
    Net income                                                           $    233,596     $ 1,800,202
    Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation and amortization                                          986,241         307,697
       Deferred income taxes                                                 (206,522)       (100,923)
       Acquired in-process research and product development                 2,090,696
       Other                                                                  (24,145)          2,156
       Changes in operating assets and liabilities, net of
            effects of acquisitions of businesses:
          Receivables                                                        (408,038)       (715,663)
          Inventories                                                        (456,564)     (1,045,282)
          Prepaid expenses and other                                         (137,899)        (86,389)
          Accounts payable and accrued expenses                               119,625         629,059
          Income taxes payable                                                121,544          27,591
-----------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                    2,318,534         818,448
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of businesses, net of cash acquired (Note 14)                (4,650,463)       (174,305)
    Equipment purchases                                                    (1,018,637)       (505,322)
    Purchases of technology                                                   (87,928)       (474,632)
    Proceeds on maturity of short-term investments                            998,125
    Purchase of short-term investments                                                       (998,125)
-----------------------------------------------------------------------------------------------------
         Net cash used in investing activities                             (4,758,903)     (2,152,384)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal paid on long-term debt                                          (70,879)       (446,015)
    Distributions to shareholders                                                          (1,507,801)
    Proceeds from exercise of stock options                                   106,512          12,083
    Proceeds from issuance of common stock, net                                             7,235,785
-----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                              35,633       5,294,052
-----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash and cash equivalents                          (1,238)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (2,405,974)      3,960,116
Cash and cash equivalents at beginning of year                              4,006,597          46,481
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $ 1,600,623     $ 4,006,597
-----------------------------------------------------------------------------------------------------

Interest paid                                                             $    89,302     $    28,132
Taxes paid                                                                  1,302,034         626,264

The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

Notes to Consolidated Financial Statements
For the Years Ended December 31, 1996 and 1995

1.  Summary of Significant Accounting Policies:

Organization: Percon Incorporated (the "Company") develops, manufactures and markets bar code reading products, including fixed-station and integrated decoders, hand-held laser scanners, portable data terminals and data management application software for the automatic identification and data collection market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed-station decoders and portable data terminals.

Principles of Consolidation: The consolidated financial statements include the accounts of Percon Incorporated and its wholly-owned subsidiary, STI S.A. ("STI"), since the date of its acquisition on March 7, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents: All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

Investments: All investments have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value, because the Company has both the positive intent and ability to hold the individual securities to their respective maturities.

Inventories: Inventories are stated at the lower of cost or market, with cost determined by the average cost method, which approximates the first-in, first-out method.

Property and Equipment: Property and equipment, including significant improvements thereto, are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of equipment is depreciated on the straight-line method over their estimated useful lives (generally three to seven years). Gains or losses realized on assets retired or disposed of are included in current income. Tooling costs are capitalized and amortized over the lesser of the estimated useful life of the tool or the product life (generally two to five years).

Building on Land Leased from Others: A building owned by STI is on leased land. The Company does not have an option to purchase the land or extend the lease, and ownership of the building passes to the landowner at the end of the lease term in December 2010. Accordingly, the cost of the building is being amortized over the 16-year term of the lease.

Goodwill and Intangibles: Goodwill resulting from business acquisitions (the excess cost of acquired subsidiaries over the fair value of net assets acquired) is amortized using the straight-line method over seven years, the current estimated useful life.

Continued

Percon Incorporated

Notes to Consolidated Financial Statements
For the Years Ended December 31, 1996 and 1995

1. Summary of Significant Accounting Policies, Continued:

Intangibles include the cost of software, technologies acquired in connection with business combinations, and certain noncompete agreements. Amortization of capitalized software cost, which is included in cost of goods sold, is provided on a product-by-product basis of the greater of (a) the ratio the current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, which approximates five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both, may be reduced significantly due to competitive pressures or other factors.

Amortization of capitalized technologies cost, which is included in cost of goods sold, is provided on the straight-line method over the estimated economic life of the technologies (one to two years).

Noncompete agreements are stated at cost. These agreements are amortized on a straight-line basis over the terms of the agreements (three to five years).

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this Standard did not affect the Company's results of operations.

Stock Options: Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation", which is effective for all companies in 1996, encourages, but does not require the recording of compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under the provisions of Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the adoption of this Standard did not affect the Company's results of operations, financial position or liquidity.

Revenue Recognition: Revenue from product sales to customers is recognized upon shipment. All products have a warranty generally for one to five years from date of sale covering product defects. Certain sales agreements provide for a right of return on unsold merchandise. The Company provides for estimated costs of warranty and returns when products are shipped.

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

1.  Summary of Significant Accounting Policies, Continued:

Sales and Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company's accounts receivable are primarily with a small number of distributors, VARs and system integrators, substantially in the United States and Europe. The Company believes any risk of loss is significantly reduced by its ongoing credit evaluations of its customers.

The Company considers current and historical loss experience and general economic conditions in determining the allowance for uncollectible accounts receivable of approximately $135,000 and $104,000 as of December 31, 1996 and 1995, respectively. Ultimate losses may vary from the current estimates, and any adjustments are reported in earnings in the periods in which they become known.

Research and Development: Research and development costs are charged to expense as incurred. Acquired in-process research and product development for which technological feasibility has not been achieved is expensed at the date of purchase.

Advertising: Advertising costs are charged to operations as incurred.

Income taxes: Effective with its Initial Public Offering on August 1, 1995, the Company records deferred income tax assets and liabilities based upon the differences between the financial statements and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the tax effect of the change during the period in net deferred tax assets and liabilities.

Earnings Per Share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents, using the treasury stock method, including options and warrants, outstanding during each period presented.

Foreign Currency Translation: Assets and liabilities are translated at the rate of exchange in effect as of the balance sheet date. The gains and losses that result from this process are shown in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet. Operating transactions are translated at weighted average rates during the period. Transaction gains and losses are reflected in net income.

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

1.  Summary of Significant Accounting Policies, Continued:

Estimates and Industry Factors:

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Technology - The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and changing customer needs. The Company believes that its futures success will depend, in part, upon its ability to enhance its current products, to develop new products and systems on a timely and cost-effective basis, and to respond to changing customer needs and technological developments. A substantial portion of the Company's revenues is derived from sales of fixed-station and integrated decoders, hand-held laser scanners, portable data terminals and related software products. A decline in the demand for these products, whether as a result of competition, technological change or other factors, or a decrease in their prices could have a material adverse effect on the Company's financial condition and results of operations.

Intellectual Property - The nature of the industry is characterized by substantial litigation regarding patent and other intellectual property rights. While the Company is not involved in any such litigation, there can be no assurance that future claims will not be brought against the Company. Any such litigation could result in significant costs and changes in the Company's products.

Dependence on Suppliers - The Company is dependent on several suppliers for components and subassemblies. Certain of these components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company has contracted with an electronic component distributor for the supply of a single source microprocessor used in its portable data collection terminals. The agreement requires the Company to take deliveries for a fixed total quantity of the microprocessor, with variable delivery dates, through the end of 1997. The Company has no other long-term contracts with suppliers of components. Component or subassembly shortages, production delays or work stoppages experienced by these suppliers or any other circumstances resulting in the failure of any of these suppliers to supply to Company could have a material adverse effect on the Company's financial condition and results of operations. While to date the Company has not experienced significant restrictions in the supply of components and subassemblies, there is no assurance that supply restrictions will not occur in the future.

Reclassifications: Certain prior-period amounts have been reclassified to conform with the December 31, 1996 presentation. Such reclassification did not affect previously reported net income or cash flows.

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

1. Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncement: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128--"Earnings per Share", which is required to be adopted in 1997. The following table presents unaudited pro forma earnings per share, calculated in accordance with the provisions of this new standard:

                                                           1995
                                                   ---------------------
                                                               Unaudited
                                      1996         Actual    Pro forma(1)
    --------------------------------------------------------------------
    Basic                            $0.06          $0.58          $0.48
    Diluted                          $0.06          $0.56          $0.46

    (1) Assuming the company had been a C corporation for the entire year.

2.  Initial Public Offering:

The Company issued 1,273,164 shares of common stock at $6.75 per share in an initial public offering, which became effective August 1, 1995. Of the net proceeds of approximately $7.2 million, $1 million was utilized to pay dividends reflecting a portion of undistributed S corporation earnings and $0.3 million was utilized to repay indebtedness.

3. Acquisition:

On March 7, 1996, the Company purchased all of the outstanding stock of STI for approximately $4.7 million in cash. STI, located near Paris, France, is a leading manufacturer of fixed-station and integrated decoders. The results of STI's operations have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $4.8 million and $2.8 million, respectively. In addition, $2.1 million was allocated to in-process research and product development that had not yet reached technological feasibility and had no probable alternative uses, which the Company expensed at the date of purchase. The balance of the purchase price, $0.6 million, was recorded as excess of cost over net assets acquired and is being amortized over seven years on the straight-line basis.

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

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

3.  Acquisitions, Continued:

The following unaudited pro forma condensed consolidated results of operations presents information as if the acquisition had occurred as of the beginning of the period presented, and with respect to the period ended December 31, 1995, as if the Company had been subject to tax. The pro forma information is presented after giving effect to certain adjustments for amortization and interest expense to reflect the effects of the acquisition. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred, nor is it necessarily indicative of future results of operations. The 1996 pro forma information includes a one-time charge of $2.1 million associated with expensing of acquired in-process research and product development. Without this charge, pro forma net income and pro forma income per share at December 31, 1996 would have been $2.3 million and $0.57, respectively. The charge for acquired in-process research and product development expense did not have a tax benefit and reduced income per share by $0.51. The 1995 pro forma information excludes the one-time charge of $2.1 million associated with expensing of acquired in-process research and product development. With this charge, pro forma net loss and pro forma net loss per share at December 31, 1996 would have been $50,000 and $.02, respectively.

Pro forma (in thousands, except per share data):

                                             1996           1995
     -----------------------------------------------------------
     Net sales                         $   23,280     $   19,258
     Net income                               254          2,041
     Net income per share                    0.06     $     0.63
     -----------------------------------------------------------
     Weighted average shares                4,089          3,216
     -----------------------------------------------------------

4.  Inventories:

Inventories consist of the following:

                                                  December 31
                                       1996              1995
     --------------------------------------------------------
     Finished goods             $ 1,586,657       $   659,250
     Materials                    2,031,463         1,225,116
     --------------------------------------------------------
                                $ 3,618,120       $ 1,884,366
     --------------------------------------------------------

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

5.  Property and Equipment, Net:

Property and equipment consists of the following:

                                                                              December 31
                                                                1996                 1995
     ------------------------------------------------------------------------------------
     Building on land leased from others               $   1,333,292
     Equipment                                             1,452,909         $    815,819
     Tooling                                                 729,755              259,879
     Leasehold improvements                                  100,691               19,089
     ------------------------------------------------------------------------------------
                                                           3,616,647            1,094,787
     Less accumulated depreciation and amortization          766,618              414,730
     ------------------------------------------------------------------------------------
                                                       $   2,850,029         $    680,057
     ------------------------------------------------------------------------------------

6.  Goodwill and Intangibles, Net:

Goodwill and intangibles consist of the following:

                                                                              December 31
                                                                1996                 1995
     ------------------------------------------------------------------------------------
     Acquired software and technology                  $   1,796,829         $  1,636,840
     Noncompete agreements                                   832,129              832,129
     Goodwill and other                                      564,642               31,776
     ------------------------------------------------------------------------------------
                                                           3,193,600            2,500,745
     Less accumulated amortization                         1,295,387              803,026
     ------------------------------------------------------------------------------------
                                                       $   1,898,213         $  1,697,719
     ------------------------------------------------------------------------------------

7.  Accrued Expenses:

Accrued expenses consist of the following:

                                                                              December 31
                                                              1996                   1995
     ------------------------------------------------------------------------------------
     Accrued payroll and payroll liabilities           $   517,067           $    167,321
     Accrued employee bonuses                               45,500                 41,375
     Accrued warranty                                       59,559                 65,557
     Other liabilities                                      65,284                 29,502
     ------------------------------------------------------------------------------------
                                                       $   687,410           $    303,755
     ------------------------------------------------------------------------------------

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

8.  Bank Line of Credit:

The Company has a revolving line of credit with one domestic bank of up to $1,000,000, collateralized by accounts receivable and inventories. The interest rate is the bank's prime rate (8.25% at December 31, 1996). No amounts were outstanding as of December 31, 1996.

The Company has overdraft and line of credit facilities with a foreign bank for up to 300,000 French francs (approximately $60,000) at the bank's current overdraft interest rate (8.55% at December 31, 1996). No amounts were outstanding at December 31, 1996.

The Company also has a credit facility with a foreign bank to borrow up to 1,000,000 French francs (approximately $200,000), collateralized by accounts receivable. Borrowings under the facility bear interest at the bank's current interest rate (8.55% at December 31, 1996). No amounts were outstanding at December 31, 1996.

9.  Long-term Debt:

                                                              December 31
                                                                     1996
     --------------------------------------------------------------------
     Bank loan, monthly payments of 82,840 French
     francs (approximately $17,000), including interest
     at 9.6%, maturing December 31, 2004                     $  1,066,710
     Less current portion                                         (93,163)
     --------------------------------------------------------------------
                                                             $    973,547
     --------------------------------------------------------------------

The bank loan is collateralized by a preferential lien on the building owned by STI and matures as follows:

     1998                                                    $    102,511
     1999                                                         112,791
     2000                                                         124,119
     2001                                                         136,568
     2002-2004                                                    497,558
     --------------------------------------------------------------------
                                                             $    973,547
     --------------------------------------------------------------------

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

10.  Income Taxes

Prior to July 31, 1995, the Company was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and has been treated as an S corporation for state income tax purposes under comparable state tax laws. As a result, the Company's earnings through the day preceding the date of termination of the Company's S corporation status (the Termination Date) have been or will be, for federal and state income tax purposes, taxed directly to the Company's shareholders, at their individual federal and state income tax rates, rather than to the Company. Subsequent to the Termination Date, the Company is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (Statement No. 109) issued by the Financial Accounting Standards Board, the Company was required to provide for deferred taxes, arising from the cumulative temporary differences between financial reporting and tax reporting, by recognizing a provision for income taxes for such deferred taxes in its income statement in the period in which the termination of the Company's S corporation status occurred. Such recognition is reflected in earnings for the year ended December 31, 1995 as a tax benefit of approximately $45,000.

The provision for income taxes consists of the following at December 31:

                                                               Unaudited
                                                   Actual      Pro Forma
                                      1996           1995           1995
     -------------------------------------------------------------------
     Current:
          Federal              $   876,536     $  594,983     $  852,385
          State                    215,787         59,672         83,925
          Foreign                  365,046
     Deferred                     (206,522)      (100,923)       (77,648)
     -------------------------------------------------------------------
                               $ 1,250,847     $  553,732     $  858,662
     -------------------------------------------------------------------

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

10.  Income Taxes, Continued:

The difference between the statutory federal income tax rate and the Company's effective rate is summarized as follows:

                                                                                   Unaudited
                                                                      Actual       Pro Forma
                                                        1996            1995            1995
     ---------------------------------------------------------------------------------------
     Federal                                           34.0%           34.0%           34.0%
     State, net of federal benefit                       4.7             4.4             4.4
     S corporation earnings not subject to tax                         (12.9)
     Research and experimentation tax credits           (8.7)                            (.1)
     Acquired in process research and development       54.5
     Goodwill amortization                               1.8
     Foreign sales corporation                          (2.0)
     Excess of foreign over U.S. tax rate                2.0
     State tax rebate                                                   (2.2)           (2.2)
     Other                                              (2.0)             .2              .4
     ---------------------------------------------------------------------------------------
                                                       84.3%           23.5%           36.5%
     ---------------------------------------------------------------------------------------

The components of the net deferred tax asset/liability at December 31 are as follows:

                                                                     1996              1995
     --------------------------------------------------------------------------------------
     Assets:
          Inventory reserve                                     $  69,660         $  37,589
          Warranty provision                                       23,049            25,145
          Allowance for doubtful accounts                          34,922            39,860
          Accrued payroll and benefit                              24,367
          Other                                                    38,329             7,136
     --------------------------------------------------------------------------------------
                                                                  190,327           109,730
     --------------------------------------------------------------------------------------
     Liabilities:
          Depreciation                                            132,414            19,263
          Capitalized software and noncompete agreements          486,748           575,913
     --------------------------------------------------------------------------------------
                                                                  619,162           595,176
     --------------------------------------------------------------------------------------
               Net deferred income tax liability               $ (428,835)       $ (485,446)
     --------------------------------------------------------------------------------------
     Reflected in the accompanying consolidated
             balance sheet as follows:
          Current deferred income tax asset                    $  167,325        $  109,730
          Noncurrent deferred income tax liability                596,160           595,176
     --------------------------------------------------------------------------------------
                                                               $ (428,835)       $ (485,446)
     --------------------------------------------------------------------------------------

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

11.  Stock Options and Warrant:

In connection with its IPO, the Company granted its underwriters a warrant to purchase 120,000 shares of common stock at an exercise price of $8.10 per share. The warrants are nontransferable for a period of one year following the date of issuance and expire in August 1999.

On July 10, 1995, the shareholders of the Company approved a stock option plan, as amended and restated on June 2, 1995 and May 24, 1996 (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights and other incentive options to employees, independent contractors and consultants. The total number of shares of common stock authorized to be issued under the Stock Incentive Plan may not exceed 500,000.

During the years ended December 31, 1996 and 1995, the Company granted options to purchase an aggregate of 176,515 shares and 214,550 shares, respectively, of common stock with exercise prices equal to or at 110% of the market price of the Company's stock on the date of grant.

A summary of option activity is as follows:

                                                       Weighted-Average
                                             Number of         Exercise
                                                Shares            Price
     ------------------------------------------------------------------
     Balance, January 1, 1995                   86,264           $ 1.38
         Options granted                       214,550             7.27
         Options exercised                     (47,796)            1.14
         Options surrendered                   (13,544)            5.01
     ------------------------------------------------------------------
     Balance, December 31, 1995                239,474             6.51
         Options granted                       176,515            13.43
         Options exercised                     (37,374)            2.82
         Options surrendered                   (92,270)           11.31
     ------------------------------------------------------------------
     Balance, December 31, 1996                286,345           $ 9.69
     ------------------------------------------------------------------

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

11. Stock Options and Warrant, Continued:

The table summarizes information about stock options outstanding as of December 31, 1996:

                      Options Outstanding
     -------------------------------------------------------           Options Exercisable
                                       Weighted-                  ------------------------
                                         Average   Weighted-                      Weighed-
                                       Remaining     Average                       Average
     Range of                Number  Contractual    Exercise           Number     Exercise
     Exercise Price     Outstanding         Life       Price      Exercisable        Price
     -------------------------------------------------------------------------------------
     $  3.84                  3,000      4 years     $  3.84            3,000      $  3.84
     $  6.75 - $ 7.425      146,470      8 years     $  6.89           78,870      $  6.85
     $  9.25 - $11.88        48,225     10 years     $ 10.34            7,123      $ 10.05
     $ 13.00 - $16.75        88,650     10 years     $ 14.16           10,500      $ 13.00
     -------------------------------------------------------------------------------------
                            286,345                                    99,493
     -------------------------------------------------------------------------------------

The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table presents the Company's net income and earnings per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123. The pro forma effect is not representative of future periods because it does not take into consideration compensation expense related to options granted prior to 1995.

                                                  1996                1995
     ---------------------------------------------------------------------
     Net income - as reported                $ 233,596         $ 1,800,202
     Net income (loss) - pro forma                (606)          1,539,181
     Earnings per share - as reported            $0.06               $0.56
     Earnings per share - pro forma              $0.00               $0.48

For purposes of the above pro forma information, the fair value of each option grant was estimated as the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                  1996                1995
     ---------------------------------------------------------------------
     Average risk-free interest rate             6.70%               6.97%
     Average expected life                   6.0 years           4.3 years
     Expected volatility                         46.6%               46.6%
     Expected dividend yield                      None                None

Continued

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

12.  Commitments and Contingencies:

The Company leases certain facilities and land under noncancelable operating leases. Rent expense was $310,386 and $154,765 for the years ended December 31, 1996 and 1995, respectively. Rent expense in 1996 is before sublease income of $78,066. Future minimum payments required under these operating lease agreements are summarized below. Future sublease payments are not significant.

     Year ending December 31:
     ------------------------------------------------------------
          1997                                            $61,016
          1998                                             18,497
          1999                                             18,497
          2000                                             18,497
          2001                                             18,497
          Thereafter                                      166,473
     ------------------------------------------------------------
                                                        $ 301,477
     ------------------------------------------------------------

The Company has entered into a five-year purchase agreement expiring December 31, 1997 with the supplier of a principal component of its products. At December 31, 1996, the Company has committed to make approximately $155,000 of purchases before the expiration of the agreement. The Company expects this purchase commitment to be fulfilled in the normal course of operations.

13. Employee Benefit Plans:

The Company sponsors various benefit plans which cover substantially all of the Company's employees. Total expense related to these plans were $116,982 and $65,674 for the years ended December 31, 1996 and 1995, respectively.

Percon Incorporated

For the Years Ended December 31, 1996 and 1995

14. Supplemental Disclosure of Investing and Financing Activities:

Acquisition of businesses, net of cash acquired:

                                                               1996               1995
     ---------------------------------------------------------------------------------
     Current assets, net of cash acquired               $ 3,088,445       $      8,975
     Property and equipment                               1,637,903             41,935
     Intangibles, noncompetes and goodwill                  654,468          1,709,715
     In-process research and product development          2,090,696
     Deferred tax liability resulting from acquisition      (27,676)          (586,369)
     Current liabilities assumed                         (1,594,332)          (447,510)
     Noncurrent liabilities assumed                      (1,199,041)
     Stock issued to seller                                                   (552,441)
     ---------------------------------------------------------------------------------
        Cash used in purchases of businesses,
          net of cash acquired                          $ 4,650,463          $ 174,305
     ---------------------------------------------------------------------------------

15.  Fair Value of Financial Instruments:

The carrying value of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities.

16. Business Segment Information:

The Company operates in one business segment: the development, manufacture and marketing of bar code reading products, including fixed-station and integrated decoders, hand-held laser scanners, portable data terminals and data management application software. Summarized data of the Company's operations, by geographic area, for the year ended December 31, 1996 are presented below. During 1995, all of the Company's operations were based in the United States.

                                                                             Consolidation
                                             United States          Europe      Adjustments      Consolidated
     --------------------------------------------------------------------------------------------------------
     Sales to unaffiliated customers          $ 15,412,479     $ 7,213,420     $   (497,727)     $ 22,128,172
     Income from operations                      2,470,464       1,244,278       (2,226,624)        1,488,118
     Identifiable assets at year end            13,103,553       5,837,151       (4,427,388)       14,513,316

The consolidation adjustments for income from operations include $2.1 million of acquired in-process research and development recorded in connection with the purchase of STI.

Sales to a single distributor accounted for 11% and 10% of net sales for the years 1996 and 1995, respectively.

                                 EXHIBIT INDEX


 Exhibit
   No.     Description
 --------  -----------

   **2.1 Agreement and Plan of Reorganization dated November 1, 1995, by and among the Registrant, IntelliScan, Inc., Mark Hayes and Thomas Burke.

  ***2.2 Share Purchase Agreement, dated February 13, 1996, between the Registrant and Mr. Gerard Le Corre.

    *3.1   Amended and Restated Articles of Incorporation.

    *3.2   Amended and Restated Bylaws.

   **4.1   See Articles II, III, IV and V of Exhibit 3.1 and Sections 1 and 4 of
           Exhibit 3.2.

  +*10.1   1995 Stock Incentive Plan, as amended.

  +*10.2   Form of Nonqualified Stock Option Agreement.

  +*10.3   Form of Incentive Stock Option Agreement.

   *10.4   Business Loan Agreement with Key Bank of Oregon dated September 1,
           1995.

   *10.5   Form of Representative's Warrants.

    21.1   Subsidiaries of the Registrant

    23.1   Consent of Coopers & Lybrand L.L.P.

    27.1   Financial Data Schedule

--------------

* Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended, effective July 27, 1995 (Commission Registration Nos. 33-93598-LA and 33-95076).

** Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, as amended, dated November 2, 1995.

*** Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, as amended, dated March 7, 1996.

+ This Exhibit constitutes a management contract or compensatory plan or arrangement.