Form 10QSB
period 1997-03-31
PERCON INC
filed 1997-05-14
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-QSB
                                  ------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                                       or

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

 The number of shares of common stock outstanding as of May 13, 1997: 3,961,501

                      PERCON INCORPORATED and SUBSIDIARIES


                                   FORM 10-QSB

                                 March 31, 1997

                                      INDEX



                                                                         Page
PART I - FINANCIAL INFORMATION                                         Reference
------------------------------                                         ---------

Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996.                              3

         Consolidated Statements of Income for the
         three months ended March 31, 1997
         and 1996.                                                          4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996.                        5

         Notes to Consolidated Financial Statements                       6 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operation        8 - 11


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                                   12

     Signature                                                              13

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

                                                                   March 31,           December 31,
                                                                       1997                   1996
                                                           ----------------       ----------------
ASSETS
Current assets:
     Cash and cash equivalents                             $          1,287       $          1,601
     Accounts receivable, net                                         4,500                  3,908
     Inventories                                                      4,011                  3,618
     Prepaid expenses and other                                         429                    471
     Deferred income tax asset                                          168                    167
                                                           ----------------       ----------------
       Total current assets                                          10,395                  9,765

Property and equipment, net                                           2,829                  2,850
Goodwill and intangibles, net                                         1,810                  1,898
                                                           ----------------       ----------------

       Total assets                                        $         15,034       $         14,513
                                                           ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                     $             88       $             93
     Accounts payable                                                 1,799                  1,810
     Accrued expenses                                                   582                    687
     Income taxes payable                                               551                    230
                                                           ----------------       ----------------
       Total current liabilities                                      3,020                  2,820

Deferred income taxes                                                   542                    596
Long-term debt, less current portion                                    873                    974
Other                                                                    21                     21
                                                           ----------------       ----------------

       Total liabilities                                              4,456                  4,411
                                                           ----------------       ----------------

Shareholders' equity:
   Common stock, 20,000,000 shares authorized,
      3,961,501 and 3,958,541 shares issued and
      outstanding, respectively                                       8,845                  8,825
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustment                                   (269)                   (49)
   Retained earnings                                                  2,002                  1,326
                                                           ----------------       ----------------
       Total shareholders' equity                                    10,578                 10,102
                                                           ----------------       ----------------

       Total liabilities and shareholders' equity          $         15,034       $         14,513
                                                           ================       ================


The accompanying notes are an integral part of these financial statements.

PERCON  INCORPORATED
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

                                                                                       Three Months Ended
                                                                                                 March 31,
                                                                                   1997              1996
                                                                         --------------    --------------
Net sales                                                                $        6,033    $        4,326
Cost of goods sold                                                                2,800             2,164
                                                                         --------------    --------------
     Gross profit                                                                 3,233             2,162
Operating Expenses:
   Selling, marketing and customer service                                        1,033               686
   General and administrative                                                       651               408
   Research and product development                                                 479               339
   Acquired in-process research and product development                                             2,091
                                                                         --------------    --------------
     Operating income                                                             1,070            (1,362)

Interest income (expense), net                                                       (9)               37
Other income (expense), net                                                         (21)                3
                                                                         --------------    --------------
     Income before taxes                                                          1,040            (1,322)

Provision for income taxes                                                          364               282
                                                                         --------------    --------------
     Net income                                                          $          676    $       (1,604)
                                                                         ==============    ==============
     Net income per share                                                $         0.17    $        (0.39)
                                                                         ==============    ==============

Weighted average shares outstanding                                               4,040             4,134
                                                                         ===============   ===============


The accompanying notes are an integral part of these financial statements.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                                                         Three Months Ended
                                                                                                                   March 31,
                                                                                           1997                        1996
                                                                                ---------------               -------------
Cash flows from operating activities:
   Net Income (loss)                                                            $           676               $      (1,604)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                                            265                         192
   In-process research and product development                                                                        2,091
   Deferred income taxes                                                                    (42)                        (39)
   Change in operating assets and liabilities, net of effects from acquistion of business:
     Accounts receivable                                                                   (548)                        188
     Inventories                                                                           (513)                        177
     Prepaid expenses and other                                                              44                         (83)
     Accounts payable and accrued expenses                                                 (216)                       (197)
     Interest and taxes payable                                                             321                         268
                                                                                ---------------               -------------
     Net cash provided by (used in) operating activities                                    (13)                        993
                                                                                ---------------               -------------

Cash flows from investing activities:
   Equipment purchases                                                                     (240)                        (94)
   Purchase of technology                                                                   (44)                        (31)
   Proceeds from sale of short-term investments                                                                         998
   Purchase of business, net of cash acquired                                                                        (4,604)
                                                                                ---------------               -------------
     Net cash used in investing activities                                                 (284)                     (3,731)
                                                                                ---------------               -------------

Cash flows from financing activities:
   Principal paid on long-term debt                                                         (23)                         (7)
   Proceeds from stock issued                                                                20                          47
   Tax benefit from exercise or early disposition of certain stock options                                               14
                                                                                ---------------               -------------
     Net cash provided by (used in) financing activities                                     (3)                         54
                                                                                ---------------               -------------

Effect of exchange rate changes on cash                                                     (14)                          1
                                                                                ---------------               -------------

Net decrease in cash and cash equivalents                                                  (314)                     (2,683)
Cash and cash equivalents at beginning of period                                          1,601                       4,007
                                                                                ---------------               -------------

Cash and cash equivalents at end of period                                      $         1,287               $       1,324
                                                                                ===============               =============



Supplemental disclosure:
   Interest paid                                                                $            24               $           9
   Taxes paid                                                                   $            97               $          38


The accompanying notes are an integral part of these financial statements.

                      PERCON INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Percon Incorporated ("Percon" or the "Company") and its wholly-owned subsidiaries. The activity of Percon Europe S.A. (formerly known as STI S.A.), a wholly-owned subsidiary, is consolidated from March 7, 1996, the date of acquisition (See
Note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared by the Company and in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31,1997 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128---"Earnings per Share", which is required to be adopted for periods ending after December 15, 1997. The following table presents unaudited pro forma earnings per share, calculated in accordance with the provisions of this new standard:

                                      March 31, 1997       March 31, 1996
                                      --------------       --------------
Basic                                           $.17               $(.41)
Diluted                                         $.17               $(.41)

                      PERCON INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.  Acquisitions

On March 7, 1996, the Company purchased all of the outstanding stock of STI S.A. (renamed Percon Europe S.A.) for approximately $4.7 million in cash. Percon Europe, located near Paris, France, is a leading manufacturer of fixed-station and integrated decoders. The results of Percon Europe's operations have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $4.8 million and $2.8 million, respectively. In addition, $2.1 million was allocated to in-process research and product development that had not yet reached technological feasibility and had no probable alternative uses, which the Company expensed at the date of purchase. The balance of the purchase price, $0.6 million, was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over seven years on the straight-line basis.


3.  Inventories

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                           March 31, 1997       December 31, 1996
                                         --------------       -----------------
Materials                                        $2,191                  $2,031
Finished goods                                    1,820                   1,587
                                                 ------                  ------
                                                 $4,011                  $3,618
                                                 ======                  ======


4.  Stock Options

During the first quarter of 1997, the Company granted options to purchase an aggregate of 123,050 shares of common stock at an average price of $10.92 per share. The exercise prices are equal to or at 110% of the Company's market price on the date of grant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (Unaudited)


General

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

In the first quarter of 1997, Percon introduced several new products including Falcon(TM), Universal Program Generator ("UPG"), Symphony and international versions of IntelliTrack(R). Falcon is Percon's new 32-bit, 386 DOS-based, hand-held portable which features PC-card capabilities for radio frequency ("RF") communications, memory cards and modems. UPG is a Windows(TM)-based program generator which allows greater ease of programming and customizing of Percon's DOS-based portable data terminal and other leading DOS-based portables. Symphony is a narrow band radio product sold exclusively in Europe which supports wireless scanning applications. The Company's international versions of IntelliTrack include six modules available in French and international English.

Certain statements concerning research and product development expense and working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially increase the Company's research and product development expense include, but are not limited to, competitive factors (including increased competition, new product offerings by competitors, price pressures, or failure to pass an OEM's product tests), the availability of third party parts and supplies at reasonable prices, changes in proposed product mix, and technological difficulties and resource constraints encountered in developing new products. Factors that could adversely affect the Company's working capital needs include, but are not limited to, the factors noted above, as well as the receipt of a significant portion of customer orders and product shipments in the last month of each quarter.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                  (Unaudited)


Results of Operations

Comparison of the Three Months Ended March 31, 1997 and 1996

Net Sales

Net sales for the three months ended March 31, 1997 increased $1.7 million (39%) to $6.0 million from $4.3 million for the three months ended March 31, 1996. This increase was primarily due to the inclusion of the operations of Percon Europe S.A. (acquired on March 7, 1996) for the entire three month period ended March 31, 1997, which increased sales of the Company's decoder products, as well as increased unit sales volume of the Company's hand-held portables and software products. International sales represented approximately 38% of net sales in the first quarter of 1997 compared to 22% of net sales in the first quarter of 1996.

Gross Profit

Gross profit for the three months ended March 31, 1997 increased $1.1 million (50%) to $3.2 million from $2.2 million for the three months ended March 31, 1996, representing 53.6% and 50.0% of net sales, respectively. The increase in gross profit was primarily due to the increase in net sales. The increase in gross profit margin was primarily due to increases in the sales of fixed-station decoders and software products, which carry higher gross margins.

Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended March 31, 1997 increased $347,000 (51%) to $1.0 million from $686,000 for the three months ended March 31, 1996, representing 17.1% and 15.9% of net sales, respectively. This dollar and percentage increase primarily resulted from additional activities to support the growth in net sales, including increases in sales and marketing personnel.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 1997 increased $243,000 (60%) to $651,000 from $408,000 for the three months ended March 31, 1996, representing 10.8% and 9.4% of net sales, respectively. This dollar and percentage increase was primarily due to expenditures on business resources and amortization of costs associated with new management information systems to support the increase in revenue growth.

Research and Product Development Expenses

Research and product development expenses for the three months ended March 31, 1997 increased $140,000 (41%) to $479,000 from $339,000 for the three months ended March 31, 1996, representing 7.9% and 7.8% of net sales, respectively. The dollar increase was primarily due to the Company's planned consistent level of spending to support a commensurate level of research and product development. The Company expects these expenditures, as a percentage of net sales, to decrease slightly over the remainder of the year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                  (Unaudited)


Acquired In-Process Research and Product Development

There was no acquired research and product development expense for the three months ended March 31, 1997. For the three months ended March 31, 1996, a portion ($2.1 million) of the purchase price for the acquisition of STI S.A. (renamed Percon Europe S.A.) was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and development represented the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the respective fair market values. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues needed to be resolved which required substantial additional effort and testing. Therefore, technological feasibility of these new products had not yet been achieved. As these projects had not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, did not exist, these costs were expensed as of the acquisition date. These costs reduced net income and fully diluted net income per share for the three months ended March 31, 1996 by $2.1 million and $.51, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1997 was $364,000 which represents an effective tax rate of 35%. Items which cause this rate to differ from the U.S. Federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the three months ended March 31, 1996 was $282,000. The most significant reason for the difference from the statutory rate was that no tax benefit was realized from the acquired in-process research and product development expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                  (Unaudited)


Liquidity and Capital Resources

The Company primarily financed its operations during the three months ended March 31, 1997 through cash from operations and current cash balances.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.25% at March 31, 1997. No amounts were outstanding under the line of credit at March 31, 1997. The Company also has line of credit and short-term borrowing arrangements with two foreign banks which allow for additional borrowing up to an aggregate of 1,300,000 French Francs (approximately $225,000 at March 31, 1997). These facilities bear interest at the banks' current rates, which each were 8.55% at March 31, 1997. No amounts were outstanding under either of these facilities at March 31, 1997.

Net cash used in operations was $13,000 for the three months ended March 31, 1997 as compared to cash provided by operations of $993,000 for the three months ended March 31, 1996. Significant changes for the three months ended March 31, 1997 included increases in accounts receivable and inventories. Significant changes for the three months ended March 31, 1996 included non-cash charges for amortization and acquired in-process research and product development and decreases in accounts receivable and inventories as well as increases in income taxes payable, offset in part by decreases in accounts payable and accrued expenses.

For the three months ended March 31, 1997, net cash used in investing activities totaled $284,000 as compared to $3.7 million for the three months ended March 31, 1996. In March 1996 the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding common stock of STI S.A. (renamed Percon Europe S.A.), in a transaction accounted for as a purchase for financial reporting purposes. Percon paid approximately $4.6 million in cash for STI S.A.. Cash provided by investing activities of $998,000 for the three months ended March 31, 1996 was the result of the proceeds of short-term commercial paper which matured during the period. The Company made capital expenditures of $284,000 for the three months ended March 31, 1997 as compared to $125,000 for the three months ended March 31, 1996.

During the three months ended March 31, 1997, net cash used in financing activities totaled $3,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used in financing activities was primarily related to the repayment of foreign long-term bank debt. During the three months ended March 31, 1996, net cash provided by financing activities totaled $54,000.

The Company's current cash balances, together with the borrowings available under its line of credit agreements and cash generated from operations, are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

     27.1   Financial Data Schedule

Reports on Form 8-K

     None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by:  G. SCOTT PURCELL
     -----------------------------
     G.   Scott Purcell
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

     Dated:  May 13, 1997