Form 10QSB
period 1997-06-30
PERCON INC
filed 1997-08-14
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
                                  ------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

                                       or

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

                                                  YES  X  NO
                                                     ----   ----

     The number of shares of common stock outstanding as of August 13, 1997:
3,962,601

                      PERCON INCORPORATED and SUBSIDIARIES


                                   FORM 10-QSB

                                  June 30, 1997

                                      INDEX


                                                                       Page
PART I - FINANCIAL INFORMATION                                       Reference

Item 1 - Financial Statements

    Consolidated Balance Sheets as of
    June 30, 1997 and December 31, 1996.                                   3

    Consolidated Statements of Income for the
    three months and six months ended June 30, 1997
    and 1996.                                                              4

    Consolidated Statements of Cash Flows for the
    six months ended June 30, 1997 and 1996.                               5

    Notes to Consolidated Financial Statements                           6 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operation       8 - 12


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders               13

Item 6 - Exhibits and Reports on Form 8-K                                  14

Signature                                                                  15

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)
                                                          June 30,  December 31,
                                                              1997         1996
                                                          --------  -----------
ASSETS
Current assets:
     Cash and cash equivalents                            $    536     $  1,601
     Accounts receivable, net                                5,120        3,908
     Inventories                                              4157        3,618
     Prepaid expenses and other                                432          471
     Deferred income tax asset                                 112          167
                                                          --------     --------
       Total current assets                                 10,357        9,765

Property and equipment, net                                  2,740        2,850
Goodwill and intangibles, net                                1,680        1,898
                                                          --------     --------

       Total assets                                       $ 14,777     $ 14,513
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                    $     86     $     93
     Accounts payable                                        1,242        1,810
     Accrued expenses                                          808          687
     Income taxes payable                                       35          230
                                                          --------     --------
       Total current liabilities                             2,171        2,820

Deferred income taxes                                          498          596
Long-term debt, less current portion                           815          974
Other                                                           22           21
                                                          --------     --------

       Total liabilities                                     3,506        4,411
                                                          --------     --------

Shareholders' equity:
   Common stock, 20,000,000 shares authorized,
      3,962,201 and 3,958,541 shares issued and
      outstanding, respectively                              8,850        8,825
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustment                          (382)         (49)
   Retained earnings                                         2,803        1,326
                                                          --------     --------
       Total shareholders' equity                           11,271       10,102
                                                          --------     --------

       Total liabilities and shareholders' equity         $ 14,777     $ 14,513
                                                          ========     ========

The accompanying notes are an integral part of these financial statements.

PERCON  INCORPORATED
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)
                                                          Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                            1997       1996      1997       1996
                                                          ------   --------   -------   --------
Net sales                                                 $6,751   $  5,832   $12,784   $ 10,158
Cost of goods sold                                         3,225      2,875     6,025      5,039
                                                          ------   --------   -------   --------
     Gross profit                                          3,526      2,957     6,759      5,119
Operating Expenses:
   Selling, marketing and customer service                 1,066        915     2,099      1,601
   General and administrative                                712        568     1,363        976
   Research and product development                          486        468       965        807
   Acquired in-process research and product development                                    2,091
                                                          ------   --------   -------   --------
     Operating income (loss)                               1,262      1,006     2,332       (356)

Interest income (expense), net                               (12)       (14)      (21)        23
Other income (expense), net                                  (15)         2       (36)         5
                                                          ------   --------   -------   --------
     Income (loss) before taxes                            1,235        994     2,275       (328)

Provision for income taxes                                   434        389       798        671
                                                          ------   --------   -------   --------
     Net income (loss)                                    $  801   $    605   $ 1,477   $   (999)
                                                          ======   ========   =======   ========
     Net income (loss) per share                          $ 0.20   $   0.15   $  0.36   $  (0.24)
                                                          ======   ========   =======   ========

Weighted average shares outstanding                        4,090      4,106     4,089      4,117
                                                          ======   ========   =======   ========

The accompanying notes are an integral part of these financial statements.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                              Six Months Ended
                                                                                 June 30,
                                                                              1997       1996
                                                                            --------   -------
Cash flows from operating activities:
   Net Income (loss)                                                       $  1,477   $   (999)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                                549        427
   Acquired in-process research and product development                                  2,091
   Deferred income taxes                                                        (28)       (52)
   Change in operating assets and liabilities, net of effects from acquisition of business:
     Accounts receivable                                                     (1,340)      (525)
     Inventories                                                               (729)        53
     Prepaid expenses and other                                                 128       (105)
     Accounts payable and accrued expenses                                     (671)        84
                                                                           --------   --------
     Net cash provided by (used in) operating activities                       (614)       974
                                                                           --------   --------

Cash flows from investing activities:
   Equipment purchases                                                         (365)      (366)
   Purchase of technology                                                       (46)       (42)
   Proceeds from sale of short-term investments                                            998
   Purchase of business, net of cash acquired                                           (4,600)
                                                                           --------   --------
     Net cash used in investing activities                                     (411)    (4,010)
                                                                           --------   --------

Cash flows from financing activities:
   Principal paid on long-term debt                                             (46)       (28)
   Proceeds from stock issued                                                    25         53
   Book overdraft                                                                            8
   Tax benefit from exercise or early disposition of certain stock options                  14
                                                                           --------   --------
     Net cash provided by (used in) financing activities                        (21)        47
                                                                           --------   --------

Effect of exchange rate changes on cash                                         (19)        (3)
                                                                           --------   --------

Net decrease in cash and cash equivalents                                    (1,065)    (2,992)
Cash and cash equivalents at beginning of period                              1,601      4,007
                                                                           --------   --------

Cash and cash equivalents at end of period                                 $    536   $  1,015
                                                                           ========   ========

Supplemental disclosure:
   Interest paid                                                           $     46   $    36
   Taxes paid                                                              $  1,036   $   422


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

BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30,1997 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128---"Earnings per Share", which is required to be adopted for periods ending after December 15, 1997. The pro forma computation of Basic and Diluted earnings per share for the three months ended June 30, 1997 and 1996 would be the same as the reported Fully Diluted earnings per share for the period. The following table presents unaudited pro forma earnings/(loss) per share for the six months ended June 30, 1997 and 1996, calculated in accordance with the provisions of this new standard:

                              June 30, 1997         June 30, 1996
                              -------------         -------------
Basic                                  $.37                $(.25)
Diluted                                $.36                $(.25)

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


3.    Inventories

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                   June 30, 1997             December 31, 1996
                                 -------------             -----------------

Materials                               $2,388                        $2,031
Finished goods                           1,769                         1,587
                                         -----                         -----
                                        $4,157                        $3,618
                                        ======                        ======

4.   Stock Options

During the first six months of 1997, the Company granted options to purchase an aggregate of 175,800 shares of common stock at an average price of $10.98 per share. The exercise prices are equal to, or at 110% of, the market price of the Company's common stock on the date of grant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

General

Percon Incorporated develops, manufactures and markets bar-code based data collection and data management products, including portable data terminals, fixed-station and integrated decoders, hand-held laser scanners and data management application software, for the worldwide automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed-station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used principally in point-of-sale and point-of-service applications in a wide variety of industries, including retail, education, manufacturing, health care and package delivery.

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

In the first six months of 1997, Percon introduced several new products including Falcon(TM), Universal Program Generator ("UPG"), Symphony and international versions of IntelliTrack(R). Falcon is Percon's new 32-bit, 386 DOS-based, hand-held portable which features PC-card capabilities for radio frequency ("RF") communications, memory cards and modems. UPG is a Windows(TM)-based program generator which allows greater ease of programming and customizing of Percon's DOS-based portable data terminal and other leading DOS-based portables. Symphony is a narrow band radio product sold exclusively in Europe which supports wireless scanning applications. The Company's international versions of IntelliTrack include six modules available in French and international English. In the first week of July 1997, Percon officially introduced Falcon RF(TM). Falcon RF includes the features described for the batch Falcon unit but also includes support for a choice of 2.4-GHz spread-spectrum radio solutions: Spectrum24 from Symbol Technologies, Inc., and RangeLAN2 from Proxim, Inc. These wireless features allow users to collect and transmit data on a real-time basis.

Manufacturing and Suppliers

The Company's internal manufacturing operations consist primarily of the production of prototypes, test engineering, material purchasing, final configuration and testing, quality control and service and are performed at its Eugene, Oregon and Paris, France facilities. The Company outsources manufacturing for the production of circuit boards and subassemblies to unrelated companies near each of the respective facilities. A sole supplier of certain of the Company's assembled products and circuit boards has filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The sole supplier is continuing to supply the products and circuit boards to the Company and the Company has not experienced any interruptions in such supply. The Company is seeking additional supply sources for these products and circuit boards and expects to obtain additional sources before the end of the third quarter. Although the Company has not experienced any delays, and does not anticipate any interruptions in the supply of these products and circuit boards, an interruption could have a material adverse effect on the Company and there is no assurance an interruption will not occur.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, continued

The Company also is dependent on a number of suppliers for components and subassemblies. Certain of these components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company seeks to obtain second source contract manufacturers and suppliers whenever feasible. The Company has no long-term contracts with any of its contract manufacturers or component suppliers. Component or subassembly shortages, production delays or work stoppages experienced by these contractors or suppliers or any other circumstances resulting in the failure by any of those contractors or suppliers to supply the Company could have a material adverse effect on the Company's financial condition and results of operations. While to date the Company has not experienced significant restrictions in the supply of components and subassemblies, there is no assurance that supply restrictions will not occur in the future.

Certain statements concerning supply sources, research and product development expense and working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect the availability of additional suppliers of the Company's assembled products and circuit boards include, but are not limited to, the availability of supply sources and services at reasonable prices and technological difficulties and resource constraints encountered in ramping up production of such products and circuit boards. Factors that could materially increase the Company's research and product development expense include, but are not limited to, competitive factors (including increased competition, new product offerings by competitors, price pressures, or failure to pass an OEM's product tests), the availability of third party parts and supplies at reasonable prices, changes in proposed product mix, and technological difficulties and resource constraints encountered in developing new products. Factors that could adversely affect the Company's working capital needs include, but are not limited to, the factors noted above, as well as the receipt of a significant portion of customer orders and product shipments in the last month of each quarter.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 1997 and 1996

Net Sales

Net sales for the three months ended June 30, 1997 increased $919,000 (16%) to $6.8 million from $5.8 million for the three months ended June 30, 1996. This increase was primarily due to increased unit sales volume of the Company's fixed-station decoders and software. Net sales for the six months ended June 30, 1997 increased $2.6 million (26%) to $12.8 million from $10.2 million for the six months ended June 30, 1996. This increase was primarily due to the inclusion of the operations of Percon Europe S.A. (acquired on March 7, 1996) for the entire six month period ended June 30, 1997, which increased sales of the Company's decoder products, as well as increased unit sales volume of the Company's software products. For the six months ended June 30, 1997 and 1996, international sales represented approximately 37% and 28% of net sales, respectively.

Gross Profit

Gross profit for the three months ended June 30, 1997 increased $569,000 (19%) to $3.5 million from $3.0 million for the three months ended June 30, 1996, representing 52.2% and 50.7% of net sales, respectively. Gross profit for the six months ended June 30, 1997 increased $1.6 million (32%) to $6.8 million from $5.1 million for the six months ended June 30, 1996, representing 52.9% and 50.4% of net sales, respectively. The increase in gross profit was primarily due to the increase in net sales. The increase in gross profit margin was primarily due to increases in the sales of fixed-station decoders and software products, which carry higher gross margins.

Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended June 30, 1997 increased $151,000 (17%) to $1.1 million from $915,000 for the three months ended June 30, 1996, representing 15.8% and 15.7% of net sales, respectively. These expenses for the six months ended June 30, 1997 increased $498,000 (31%) to $2.1 million from $1.6 million for the six months ended June 30, 1996, representing 16.4% and 15.8% of net sales, respectively. These dollar and percentage increases primarily resulted from additional activities to support new product introductions and the growth in net sales, including increases in sales and marketing personnel and related costs, such as travel, to support these personnel.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 1997 increased $144,000 (25%) to $712,000 from $568,000 for the three months ended June 30, 1996, representing 10.5% and 9.7% of net sales, respectively. General and administrative expenses for the six months ended June 30, 1997 increased $387,000 (40%) to $1.4 million from $976,000 for the six months ended June 30, 1996, representing 10.7% and 9.6% of net sales, respectively. These dollar and percentage increases were primarily due to expenditures on business resources and amortization of costs associated with new management information systems to support the increase in revenue growth.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued

Research and Product Development Expenses

Research and product development expenses for the three months ended June 30, 1997 increased $18,000 (4%) to $486,000 from $468,000 for the three months ended June 30, 1996, representing 7.2% and 8.0% of net sales, respectively. Research and product development expenses for the six months ended June 30, 1997 increased $158,000 (20%) to $965,000 from $807,000 for the six months ended June 30, 1996, representing 7.5% and 7.9% of net sales, respectively. The dollar increases were primarily due to the Company's planned consistent level of spending to support a commensurate level of research and product development. The Company expects these expenditures, as a percentage of net sales, to decrease slightly over the remainder of the year.

Acquired In-Process Research and Product Development

There was no acquired research and product development expense for the three and six months ended June 30, 1997. For the six months ended June 30, 1996, a portion ($2.1 million) of the purchase price for the acquisition of STI S.A. (renamed Percon Europe S.A.) was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and development represented the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the respective fair market values. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues needed to be resolved which required substantial additional effort and testing. Therefore, technological feasibility of these new products had not yet been achieved. As these projects had not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, did not exist, these costs were expensed as of the acquisition date. These costs reduced net income and fully diluted net income per share for the six months ended June 30, 1996 by $2.1 million and $.51, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 1997 was $434,000 which represents an effective tax rate of 35%. This compares to the provision for income taxes for the three months ended June 30, 1996 of $389,000 which represents an effective tax rate of 39%. Items which cause these rates to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. These benefits were greater for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

The provision for income taxes for the six months ended June 30, 1997 was $798,000 which represents an effective tax rate of 35%. Items which cause these rates to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the six months ended June 30, 1996 was $671,000. The most significant reason for the difference from the statutory rate was that no tax benefit was realized from the acquired in-process research and product development expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued

Liquidity and Capital Resources

The Company primarily financed its operations during the six months ended June 30, 1997 through cash from operations and current cash balances.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.50% at June 30, 1997. No amounts were outstanding under the line of credit at June 30, 1997. The Company also has line of credit and short-term borrowing arrangements with two foreign banks which allow for additional borrowing up to an aggregate of 1,300,000 French Francs (approximately $220,000 at June 30, 1997). These facilities bear interest at the banks' current rates, which each were 7.85% at June 30, 1997. No amounts were outstanding under either of these facilities at June 30, 1997.

Net cash used in operations was $614,000 for the six months ended June 30, 1997, compared to cash provided by operations of $974,000 for the six months ended June 30, 1996. Significant changes for the six months ended June 30, 1997 included increases in accounts receivable and inventories and decreases in accounts payable and accrued expenses. Significant changes for the six months ended June 30, 1996 included non-cash charges for amortization and acquired in-process research and product development and increases in accounts receivable, inventories, and income taxes payable, offset in part by decreases in accounts payable and accrued expenses.

For the six months ended June 30, 1997, net cash used in investing activities totaled $411,000, compared to $4.0 million for the six months ended June 30, 1996. The Company made capital expenditures of $365,000 for the six months ended June 30, 1997, compared to $366,000 for the six months ended June 30, 1996. In addition, in March 1996 the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding common stock of STI S.A. (renamed Percon Europe S.A.), in a transaction accounted for as a purchase for financial reporting purposes. Percon paid approximately $4.6 million in cash for STI S.A.. Cash provided by investing activities of $998,000 for the six months ended June 30, 1996 was the result of the proceeds of short-term commercial paper which matured during the period.

During the six months ended June 30, 1997, net cash used in financing activities totaled $21,000. During the six months ended June 30, 1996, net cash provided by financing activities totaled $47,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used in financing activities was primarily related to the repayment of foreign long-term bank debt.

The Company's current cash balances, together with the borrowings available under its line of credit agreements and cash generated from operations, are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

          On May 23, 1997 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At May 23 1997 3,961,261 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

          1. The shareholders elected each of Michael P. Coughlin, Andy J. Storment, Arlen I. Prentice and Donald K. Skinner to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

    Michael P. Coughlin

                     3,761,178                  shares in favor
                         5,750                  shares against or withheld
                             0                  abstentions
                       194,333                  broker non-votes

    Andy J. Storment

                     3,761,178                  shares in favor
                         5,750                  shares against or withheld
                             0                  abstentions
                       194,333                  broker non-votes

    Arlen I. Prentice

                     3,761,178                  shares in favor
                         5,750                  shares against or withheld
                             0                  abstentions
                       194,333                  broker non-votes

    Donald K. Skinner

                     3,761,178                  shares in favor
                         5,750                  shares against or withheld
                             0                  abstentions
                       194,333                  broker non-votes

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    10.4  Extension Agreement for Business Loan Agreement with Key
          Bank of Oregon

    27.1  Financial Data Schedule

Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by:         /s/ G. Scott Purcell
   ------------------------------------
           G. Scott Purcell
           Chief Financial Officer
           (Principal Financial and Accounting Officer)

           Dated:  August 13, 1997