Form 10QSB
period 1997-09-30
PERCON INC
filed 1997-11-13
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________  to  _________

                                 --------------
                         Commission File Number: 0-26462
                                 --------------


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

             The number of shares of common stock outstanding as of
                          October 20, 1997: 3,964,361

                      PERCON INCORPORATED and SUBSIDIARIES


                                   FORM 10-QSB

                               September 30, 1997

                                      INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION                                         Reference
--------------------------------------------------------------------------------

Item 1 - Financial Statements

             Consolidated Balance Sheets as of
             September 30, 1997 and December 31, 1996.                        3

             Consolidated Statements of Income for the
             three months and nine months ended September 30, 1997
             and 1996.                                                        4

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1997 and 1996.                   5

             Notes to Consolidated Financial Statements                   6 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operation       8 - 13


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    14

Signature                                                                    15

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)
                                                                          September 30,               December 31,
                                                                                  1997                       1996
                                                                   -------------------        -------------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $             1,471        $             1,601
     Accounts receivable, net                                                    5,477                      3,908
     Inventories                                                                 4,205                      3,618
     Prepaid expenses and other                                                    433                        471
     Deferred income tax asset                                                     127                        167
                                                                   -------------------        -------------------
       Total current assets                                                     11,713                      9,765

Property and equipment, net                                                      2,645                      2,850
Goodwill and intangibles, net                                                    1,550                      1,898
                                                                   -------------------        -------------------

       Total assets                                                $            15,908        $            14,513
                                                                   ===================        ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                             $                88         $               93
     Accounts payable                                                            1,608                      1,810
     Accrued expenses                                                              710                        687
     Income taxes payable                                                           25                        230
                                                                   -------------------        -------------------
       Total current liabilities                                                 2,431                      2,820

Deferred income taxes                                                              454                        596
Long-term debt, less current portion                                               788                        974
Other                                                                               23                         21
                                                                   -------------------        -------------------

       Total liabilities                                                         3,696                      4,411
                                                                   -------------------        -------------------

Shareholders' equity:
   Common stock, 20,000,000 shares authorized,
      3,964,361 and 3,958,541 shares issued and
      outstanding, respectively                                                  8,867                      8,825
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustment                                              (393)                       (49)
   Retained earnings                                                             3,738                      1,326
                                                                   -------------------        -------------------
       Total shareholders' equity                                               12,212                     10,102
                                                                   -------------------        -------------------

       Total liabilities and shareholders' equity                  $            15,908        $            14,513
                                                                   ===================        ===================


The accompanying notes are an integral part of these financial statements.

PERCON  INCORPORATED
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)
                                                                    Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                  1997            1996            1997            1996
                                                           -----------     -----------     -----------     -----------
Net sales                                                  $     7,116     $     5,525     $    19,900     $    15,683
Cost of goods sold                                               3,523           2,785           9,548           7,824
                                                           -----------     -----------     -----------     -----------
     Gross profit                                                3,593           2,740          10,352           7,859
Operating Expenses:
   Selling, marketing and customer service                       1,052             937           3,151           2,538
   General and administrative                                      696             548           2,059           1,524
   Research and product development                                459             466           1,424           1,273
   Acquired in-process research and product development                                                          2,091 (A)
                                                           -----------     -----------     -----------     -----------
     Operating income                                            1,386             789           3,718             433

Interest income (expense), net                                     (11)            (14)            (32)              9
Other income (expense), net                                        (41)             (3)            (77)              2
                                                           -----------     -----------     -----------     -----------
     Income before taxes                                         1,334             772           3,609             444

Provision for income taxes                                         399             292           1,197             963
                                                           -----------     -----------     -----------     -----------
     Net income (loss)                                     $       935     $       480     $     2,412     $      (519)
                                                           ===========     ===========     ===========     ===========
     Net income (loss) per share                           $      0.23     $      0.12     $      0.58     $     (0.13)
                                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding                              4,149           4,078           4,136           4,108
                                                           ===========     ===========     ===========     ===========


(A) Represents the one-time charge to earnings of $2,091 ($.51 per share) for the portion of the purchase price allocated to Percon Europe acquired in-process research and product development expense. Excluding this charge, net income for the nine months ended September 30, 1996 would have been $1,572 ($.38 per share).


The accompanying notes are an integral part of these financial statements.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                          1997                     1996
                                                                                --------------           --------------
Cash flows from operating activities:
   Net Income (loss)                                                            $        2,412           $         (519)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                                           846                      683
   Acquired in-process research and product development                                                           2,091
   Deferred income taxes                                                                   (79)                    (167)
   Change in operating assets and liabilities, net of effects from acquisition of business:
     Accounts receivable                                                                (1,676)                    (529)
     Inventories                                                                          (791)                    (632)
     Prepaid expenses and other                                                             63                      (99)
     Accounts payable and accrued expenses                                                (372)                      76
                                                                                --------------           --------------
     Net cash provided by operating activities                                             403                      904
                                                                                --------------           --------------

Cash flows from investing activities:
   Equipment purchases                                                                    (445)                    (812)
   Purchase of technology                                                                  (47)                     (58)
   Proceeds from sale of short-term investments                                                                     998
   Purchase of business, net of cash acquired                                                                    (4,616)
                                                                                --------------           --------------
     Net cash used in investing activities                                                (492)                  (4,488)
                                                                                --------------           --------------

Cash flows from financing activities:
   Principal paid on long-term debt                                                        (68)                     (50)
   Proceeds from stock issued                                                               42                       92
   Tax benefit from exercise or early disposition of certain stock options                                           21
                                                                                --------------           --------------
     Net cash provided by (used in) financing activities                                   (26)                      63
                                                                                --------------           --------------

Effect of exchange rate changes on cash                                                    (15)                      (4)
                                                                                --------------           --------------

Net decrease in cash and cash equivalents                                                 (130)                  (3,525)
Cash and cash equivalents at beginning of period                                         1,601                    4,007
                                                                                --------------           --------------

Cash and cash equivalents at end of period                                      $        1,471           $          482
                                                                                ==============           ==============



Supplemental disclosure:
   Interest paid                                                                $           67           $           63
   Taxes paid                                                                   $        1,505           $          778


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

BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30,1997 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128---"Earnings per Share", which is required to be adopted for periods ending after December 15, 1997. The pro forma computation of Basic and Diluted earnings per share for the three months and nine months ended September 30, 1996 would be the same as the reported Fully Diluted earnings per share for the period. The following table presents unaudited pro forma earnings per share for the three months and nine months ended September 30, 1997, calculated in accordance with the provisions of this new standard:

                                  Three Months Ended       Nine Months Ended
                                  September 30, 1997      September 30, 1997
                                  ------------------      ------------------
Basic                                           $.24                    $.61
Diluted                                         $.23                    $.58

                      PERCON INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



2.   Acquisition

On March 7, 1996, the Company purchased all of the outstanding stock of STI S.A. (renamed Percon Europe S.A.) for approximately $4.7 million in cash. Percon Europe, located near Paris, France, is a leading manufacturer of fixed-station and integrated decoders. The results of Percon Europe's operations have been consolidated with those of the Company since the date of acquisition.

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


3.   Inventories

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                    September 30, 1997       December 31, 1996
                                  ------------------      ------------------

Materials                                     $2,209                  $2,031
Finished goods                                 1,996                   1,587
                                              ------                  ------
                                              $4,205                  $3,618
                                              ======                  ======


4.   Stock Options

During the first nine months of 1997, the Company granted options to purchase an aggregate of 175,800 shares of common stock at an average price of $10.98 per share. The exercise prices are equal to, or at 110% of, the market price of the Company's common stock on the date of grant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


General

Percon Incorporated develops, manufactures and markets bar-code-based data collection and data management products, including radio frequency ("RF") and batch portable data terminals, fixed-station and integrated decoders, hand-held laser scanners and data management application software, for the worldwide automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed-station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used principally in point-of-sale, point-of-service and inventory control applications in a wide variety of industries, including retail, education, manufacturing, health care and package delivery.

The Company markets its products through a network of Auto ID distributors, value-added resellers ("VARs") and systems integrators, which allows the Company's products to reach small and mid-size end users cost effectively. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer ("OEM") with other sales organizations. The Company also distributes its products internationally primarily through VARs in Europe, Latin America and Asia. The Company also sells its products directly to a limited number of end users.

In the first nine months of 1997, Percon introduced several new products including Falcon(TM), Falcon RF(TM), Universal Program Generator ("UPG"), Symphony and international versions of IntelliTrack(R). Falcon is Percon's new 32-bit, 386 DOS-based, hand-held portable which features PC-card capabilities for RF communications, memory cards and modems. Falcon RF includes the features described for the batch Falcon unit but also includes support for a choice of 2.4-GHz spread-spectrum radio solutions: Spectrum24 from Symbol Technologies, Inc., and RangeLAN2 from Proxim, Inc. These wireless features allow users to collect and transmit data on a real-time basis. UPG is a Windows(TM)-based program generator which allows greater ease of programming and customizing of Percon's DOS-based portable data terminal and other leading DOS-based portables. Symphony is a narrow band radio product sold exclusively in Europe which supports wireless scanning applications. The Company's international versions of IntelliTrack include seven modules available in French and international English.

Manufacturing and Suppliers

The Company's internal manufacturing operations consist primarily of the production of prototypes, test engineering, material purchasing, final assembly and testing, quality control and service and are performed at its Eugene, Oregon and Paris, France facilities. The Company outsources manufacturing for the production of circuit board and subassemblies to unrelated companies near each of the respective facilities.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, continued


Year 2000 Computer System Impact

The Company has analyzed the impact of the year 2000 date on its most critical information systems. The Company's main enterprise-wide information system accommodates the year 2000 date without any changes and, therefore, has no financial impact to the Company since it does not require modification. The Company continues to evaluate its ancillary information systems. The Company anticipates that any potential modifications to these systems will not have a material adverse affect on the results of operations for the Company.

Forward Looking Statements

Certain statements concerning supply sources, research and product development expense, working capital needs, year 2000 system issues and foreign tax matters constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect the availability of additional suppliers of the Company's assembled products and circuit boards include, but are not limited to, the availability of supply sources and services at reasonable prices and technological difficulties and resource constraints encountered in ramping up production of such products and circuit boards. Factors that could materially increase the Company's research and product development expense include, but are not limited to, competitive factors (including increased competition, new product offerings by competitors or price pressures), the availability of third party parts and supplies at reasonable prices, changes in proposed product mix, and technological difficulties and resource constraints encountered in developing new products. Factors that could adversely affect the Company's working capital needs include, but are not limited to, the factors noted above, as well as the receipt of a significant portion of customer orders and product shipments in the last month of each quarter. Factors that could adversely affect the Company's year 2000 system impact analysis include, but are not limited to, unidentified issues in existing programs or underestimating the resources necessary to make any required modifications.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued


Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 1997 and 1996

Net Sales

Net sales for the three months ended September 30, 1997 increased $1.6 million (29%) to $7.1 million from $5.5 million for the three months ended September 30, 1996. This increase was primarily due to increased unit sales volume of the Company's portable data terminals. Net sales for the nine months ended September 30, 1997 increased $4.2 million (27%) to $19.9 million from $15.7 million for the nine months ended September 30, 1996. This increase was primarily due to the inclusion of the operations of Percon Europe S.A. (acquired on March 7, 1996) for the entire nine month period ended September 30, 1997, which increased sales of the Company's decoder products, as well as increased unit sales volume of the Company's software and portable data terminal products. For the nine months ended September 30, 1997 and 1996, international sales represented approximately 37% and 32% of net sales, respectively.

Gross Profit

Gross profit for the three months ended September 30, 1997 increased $853,000 (31%) to $3.6 million from $2.7 million for the three months ended September 30, 1996, representing 50.5% and 49.6% of net sales, respectively. Gross profit for the nine months ended September 30, 1997 increased $2.5 million (32%) to $10.4 million from $7.9 million for the nine months ended September 30, 1996, representing 52.0% and 50.1% of net sales, respectively. The increase in gross profit was primarily due to the increase in net sales. The increase in gross profit margin was primarily due to increases in the sales of fixed-station decoders and software products, which carry higher gross margins.

Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended September 30, 1997 increased $115,000 (12%) to $1.1 million from $937,000 for the three months ended September 30, 1996, representing 14.8% and 17.0% of net sales, respectively. These expenses for the nine months ended September 30, 1997 increased $613,000 (24%) to $3.2 million from $2.5 million for the nine months ended September 30, 1996, representing 15.8% and 16.2% of net sales, respectively. These dollar increases primarily resulted from additional activities to support new product introductions and the growth in net sales, including increases in sales and marketing personnel and related costs, such as travel, to support these personnel. The percentage decrease is primarily due to the higher level of spending as a percentage of revenue last year, ahead of revenues from new product introductions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued


General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 1997 increased $148,000 (27%) to $696,000 from $548,000 for the three months ended September 30, 1996, representing 9.8% and 9.9% of net sales, respectively. General and administrative expenses for the nine months ended September 30, 1997 increased $535,000 (35%) to $2.1 million from $1.5 million for the nine months ended September 30, 1996, representing 10.3% and 9.7% of net sales, respectively. These dollar increases, and the percentage increase for the nine month period ended September 30, 1997, were primarily due to expenditures on business resources and amortization of costs associated with new management information systems to support the increase in revenue growth. The Company recently renewed the lease for its Eugene, Oregon facility which will result in higher rent expense beginning on January 1, 1998.

Research and Product Development Expenses

Research and product development expenses for the three months ended September 30, 1997 decreased $7,000 (2%) to $459,000 from $466,000 for the three months ended September 30, 1996, representing 6.5% and 8.4% of net sales, respectively. Research and product development expenses for the nine months ended September 30, 1997 increased $151,000 (12%) to $1.4 million from $1.3 million for the nine months ended September 30, 1996, representing 7.2% and 8.1% of net sales, respectively. The year to date dollar increase was primarily due to the Company's planned consistent level of spending to support a commensurate level of research and product development. The dollar decrease for the three month period ending September 30, 1997, and the decreases in the percentage of development expenses compared to net sales, are a result of i) current reorganizations whereby the Company reduced its engineering expenses for application software in connection with planned increases in expense for additional development in the portable data terminal group, and ii) significant development costs in 1996 ahead of net sales resulting from those efforts. The Company expects these expenditures, as a percentage of net sales, to decrease slightly over the remainder of the year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued


Acquired In-Process Research and Product Development

There was no acquired research and product development expense for the three and nine months ended September 30, 1997. For the nine months ended September 30, 1996, a portion ($2.1 million) of the purchase price for the acquisition of STI S.A. (renamed Percon Europe S.A.) was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and development represented the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the respective fair market values. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues needed to be resolved which required substantial additional effort and testing. Therefore, technological feasibility of these new products had not yet been achieved. As these projects had not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, did not exist, these costs were expensed as of the acquisition date. These costs reduced net income and fully diluted net income per share for the nine months ended September 30, 1996 by $2.1 million and $.51, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 1997 was $399,000 which represents an effective tax rate of 30%. This compares to the provision for income taxes for the three months ended September 30, 1996 of $292,000 which represents an effective tax rate of 38%. Items which cause these rates to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. These benefits were greater for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. In addition, the state of Oregon enacted legislation in August, 1997 which temporarily reduced the Oregon corporate tax rate by 42%, from 6.6% to 3.8%, for calendar year 1997; the Company has a significant amount of its income taxed in the state of Oregon. Consistent with SFAS #109, Accounting for Income Taxes, the Company recorded the year to date effect of this legislative change in the three month period ending September 30, 1997.

The French government is contemplating a tax rate increase retro-active to January 1, 1997 for organizations doing business in France. If the law is enacted in the fourth quarter of 1997 based upon the current proposal, the Company may incur additional tax expense of approximately $65,000 in 1997.

The provision for income taxes for the nine months ended September 30, 1997 was $1.2 million, which represents an effective tax rate of 33%. Items which cause this rate to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the nine months ended September 30, 1996 was $963,000. The most significant reason for the difference from the statutory rate was that no tax benefit was realized from the acquired in-process research and product development expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued


Liquidity and Capital Resources

The Company primarily financed its operations during the nine months ended September 30, 1997 through cash from operations and current cash balances.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.50% at September 30, 1997. No amounts were outstanding under the line of credit at September 30, 1997. The Company also has line of credit and short-term borrowing arrangements with two foreign banks which allow for additional borrowing up to an aggregate of 1,300,000 French Francs (approximately $220,000 at September 30, 1997). These facilities bear interest at the banks' current rates, which each were 7.85% at September 30, 1997. No amounts were outstanding under either of these facilities at September 30, 1997.

Net cash provided by operations was $403,000 for the nine months ended September 30, 1997, compared to cash provided by operations of $904,000 for the nine months ended September 30, 1996. Significant changes for the nine months ended September 30, 1997 included increases in accounts receivable and inventories and decreases in accounts payable and accrued expenses. Significant changes for the nine months ended September 30, 1996 included non-cash charges for amortization and acquired in-process research and product development and increases in accounts receivable and inventories.

For the nine months ended September 30, 1997, net cash used in investing activities totaled $492,000, compared to $4.5 million for the nine months ended September 30, 1996. The Company made capital expenditures of $445,000 for the nine months ended September 30, 1997, compared to $812,000 for the nine months ended September 30, 1996. In addition, in March 1996 the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding common stock of STI S.A. (renamed Percon Europe S.A.), in a transaction accounted for as a purchase for financial reporting purposes. Percon paid approximately $4.6 million in cash for STI S.A.. Cash provided by investing activities of $998,000 for the nine months ended September 30, 1996 was the result of the proceeds of short-term commercial paper which matured during the period.

During the nine months ended September 30, 1997, net cash used in financing activities totaled $26,000. During the nine months ended September 30, 1996, net cash provided by financing activities totaled $63,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used in financing activities was primarily related to the repayment of foreign long-term bank debt.

The Company's current cash balances, together with the borrowings available under its line of credit agreements and cash generated from operations, are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months.

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


Exhibits

10.1 Industrial Park Lease - 1710 Building, dated October 27, 1997, between Registrant and WCP, LLC.

10.2 Industrial Park Lease - 1720 Building, dated October 27, 1997, between Registrant and WCP, LLC.

27.1      Financial Data Schedule


Reports on Form 8-K

     None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by: /s/ G. SCOTT PURCELL
    ------------------------------
        G.   Scott Purcell
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

        Dated:  November 13, 1997