Form 10KSB
period 1997-12-31
PERCON INC
filed 1998-03-31
CIK 876573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB
                                   -----------
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended:  December 31, 1997
                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from _________________to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year ended December 31, 1997 were $28,175,837.

                       Documents Incorporated by Reference
                       -----------------------------------
      Proxy Statement for 1998 Annual Meeting of Shareholders incorporated into Part III of Form 10-KSB.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998 was $24,921,902. The number of shares of Common Stock outstanding on March 24, 1998 was 4,007,971.

    Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

     Percon Incorporated ("Percon" or the "Company") develops, manufactures and markets a complete line of data collection hardware and data management software products including radio frequency ("RF") and batch portable data terminals, fixed station and integrated decoders, hand-held laser scanners, and data management application software, for the worldwide automatic identification and data collection ("Auto ID") market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit, record and manage data. The Company's products are used principally in point-of-sale, point-of-service and inventory management applications in a wide variety of industries, including retail, education, healthcare, manufacturing, package delivery, and warehousing and distribution.

     Percon markets its products through a network of Auto ID distributors, value-added resellers ("VARs") and systems integrators, which allows the Company's products to reach small and mid-size end users cost effectively. The Company believes these end users will account for most of the future growth of the Auto ID industry because the use of Auto ID equipment is not as widespread among these organizations as it is among larger companies. The Company believes smaller end users find the ease of use, durability and price/performance characteristics of the Company's products, together with the Company's excellent customer service, particularly attractive. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer ("OEM") with other sales organizations. The Company also distributes its products internationally primarily through VARs in Europe, Latin America and Asia.

     In 1997 the Company introduced several new products including Falcon(TM), Falcon RF(TM), Universal Program Generator ("UPG"), Symphony and international versions of IntelliTrack(TM). Falcon is Percon's new 32-bit, 386 DOS-based hand-held portable which features PC-card capabilities for RF communications, memory cards and modems. Falcon RF includes support for multiple vendors' 2.4Ghz spread spectrum radio solutions and allows real time data collection and data management. UPG is a Windows(TM)-based program generator which allows greater ease of programming and customizing of Percon's DOS-based portable and other leading DOS-based portables. Symphony is a narrow band radio product sold exclusively in Europe that supports wireless scanning applications. The Company's international versions of IntelliTrack include all existing seven modules available in French and international English.

     Percon's goal is to be a leading provider of innovative, high quality Auto ID products that are easy to use and offer superior price/performance backed by exceptional customer service. Key elements of the Company's strategy to achieve this goal include: (i) focusing on users in small and mid-size organizations;
(ii) leveraging third party Auto ID distribution channels; (iii) emphasizing superior price/performance and customer service; (iv) enhancing and diversifying product lines, particularly in the portable data terminal family of products;
(v) expanding the Company's sales channels to support relationships as an original equipment manufacturer for companies who sell to large end user customers and expanding international sales channels; (vi) expanding the Company's sales force, both domestically and internationally; and (vii) expanding through strategic acquisitions.

Since the Company's initial public offering ("IPO") in July 1995, the Company has:

     -- increased and diversified its product offering to include data management application software through the acquisition of IntelliScan, Inc. ("IntelliScan"), a Menlo Park, California based developer of Microsoft Access based software
     -- increased its sales outside of the United States and Canada from 9% in 1995 to over 37% in 1997
     -- acquired Percon Europe S.A. (formerly known as STI S.A.), a Paris based decoder manufacturer, in March 1996 which greatly increased Percon's international revenue and expanded its fixed station and integrated decoder product lines and provides existing European channels to increase sales of Percon's portable data terminals and application software
     -- introduced SnapShot(TM) in October 1996, one of the Company's most rapid development projects which is also the first hand-held input device manufactured by the Company
     -- introduced Falcon, Falcon RF and UPG in 1997 enabling Percon to enter the wireless portable data terminal market and begin competing for the rapidly growing demand for open systems architecture, DOS-based portable data terminals
     -- expanded the Company's management team to support its rapid growth in revenues and earnings, both domestically and internationally
     -- been named one of the 200 Best Small Companies in America by Forbes Magazine (1997) in recognition for Percon's strong five year return on equity

The statements concerning the expected expansion of the Auto ID market and the segments thereof, new product introductions and the markets into which these products will be sold, anticipated sales of the Company's products, year 2000 system issues, expansion of the Company's sales force, expected execution of the acquisition strategy, product cost reductions, research and development and rental expense, expected tax rates and working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect the expected expansion of the domestic and international Auto ID market and the portable data terminal and input device segments thereof include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international. Factors that could adversely affect the market for the new products include, but are not limited to, a longer than expected period to achieve market acceptance of the new products and delays in, or lower than expected, customer orders. Factors that could adversely affect sales of the Company's products, including the expected mix shift toward portable data terminals, include, but are not limited to, lower than expected customer orders, competitive factors (including increased competition, new product offerings by competitors and price pressures), the availability of third party parts and supplies at reasonable prices and product shipment interruptions due to manufacturing difficulties. Factors that could adversely affect the Company's year 2000 system impact analysis include, but are not limited to, unidentified issues in existing programs or underestimating the resources necessary to make any required modifications. Factors that could affect the Company's ability to increase its sales force, include, but are not limited to, the availability of qualified candidates and the Company's ability to attract and retain such personnel. Factors that could hamper the Company's ability to execute its acquisition strategy with respect to Percon Europe S.A. include, but are not limited to, costs or difficulties related to the integration of the business of Percon Europe S.A. that may be greater than expected and the anticipated integration process may not be fully realized or realized within the expected time frame. Factors that could affect the Company's ability to gain further product cost reductions, include, but are not limited to, its ability to negotiate more favorable terms with its vendors, the ability of its engineers to develop more cost-effective designs, and general economic conditions. Factors that could materially increase the Company's research and development expense include, but are not limited to, the competitive factors noted above and the technological difficulties and resource constraints encountered in developing new products. Factors that could adversely affect the Company's tax rates include, but are not limited to, the volume of foreign sales which qualify for FSC treatment, the volume of research projects which qualify for related tax credits, and the ability of taxing jurisdictions in which the Company operates to modify existing tax rates. Factors that could adversely affect the Company's working capital needs include, but are not limited to, each of the factors noted above, as well as the receipt of a significant portion of customer orders and product shipments in the last month of each quarter.

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

     The emergence of Auto ID systems, including bar codes and the related printers, scanners, decoders and software, has significantly increased the speed, efficiency and accuracy of data collection and entry. Early applications of bar code scanning, which included retail point-of-sale, item tracking and inventory control, have been expanded to include more advanced applications such as time and attendance, work-in-process, quality control, sorting, order entry, document tracking, shipping and receiving and controlling access to secure areas. These expanded systems have measurably increased productivity by linking production, warehousing, distribution, sales and service to management information systems on a batch or real time basis. Consequently, opportunities to improve operational efficiencies and customer responsiveness have developed for retailers, transportation and package delivery companies, manufacturers, wholesale distributors and service providers.

The Company believes the Auto ID market will expand to a broadening base of applications as the cost of Auto ID technology continues to decrease and customer acceptance of the technology increases. In addition, the Company believes improvements in scanning technology and wireless capability and industry-mandated standardization of bar coding will further expand the Auto ID market. The Company believes European countries and, to a lesser degree, Pacific Rim and Latin

American countries are expanding their use of Auto ID technology and may represent significant future growth opportunities.

     The Company believes portable data terminals that support wireless communications are a rapidly growing segment of the Auto ID market. Furthermore, the Company believes the increased availability and use of systems that require real time information, such as just-in-time inventory and electronic data interchange, provides the basis for this growth. These systems, which are designed to shorten inventory reorder and sales cycle times, are consistent with the increased focus on business productivity exemplified by corporate downsizing and other measures.

Products

Product Lines

     The Company offers a range of bar code reading and data management products, including portable data terminals, fixed station and integrated decoders, hand-held laser scanners and data management application software, that provide rapid, accurate and efficient means for gathering and tracking information in a wide variety of applications.

     Portable Data Terminals. Portable data terminals ("PDTs") are hand-held, battery-powered durable computers that typically employ application-specific software. The Company's portable data terminals may be operated for up to 12 hours of continuous operation without recharging. Data can be entered either manually through an input device such as an integrated keypad or automatically through a wand, CCD or hand held laser scanner. Products offered in this category include the Falcon, introduced in 1997, which is a 32-bit, 386 microprocessor DOS-based unit. The terminal supports 8 lines of 21 characters on a backlit graphics LCD. The terminal weighs 14 ounces and has 41 splash-resistance alphanumeric keys. The Falcon comes in both batch and RF models, which support wireless LAN technologies through a user accessible PC-card slot. Through this PC-card slot the unit supports RF communications--principally 2.4Ghz radio solutions offered by multiple vendors, memory cards and modems. Additional products offered in this category include the PT 2000, which is a 12 ounce terminal with 34 splash-resistant alphanumeric keys, up to one megabyte of data storage and a separate bank erasable flash ROM memory, the TopGun, which is a PT 2000 with an integrated laser which allows for one-handed scanning, the Pocket Reader, which has 19 splash-resistant keys and an integrated wand input device, and the PT Dock, which permits data transmission to and from the host computer as well as battery recharging. Suggested list prices in this product family range from $795 to $3,295.

Fixed Station and Integrated Decoders. Fixed station decoders ("decoders") are bar code readers designed to be connected in series with the keyboard (a "keyboard wedge") of either a personal computer ("PC") or a computer terminal or attached to a serial port on a host computer (a "serial decoder"). Bar codes scanned by the decoders are translated into data used by the PC or terminal as if the data originated from the keyboard. Decoders permit computers to read bar codes without requiring special programming of the application software. Products offered in this category include fixed station decoders such as the PowerWedge(TM) 10, PowerWedge 20, Mini PowerWedge, Master BB+ and Master B+. Integrated decoders are products incorporating the base decoder technology in other form factors, thereby creating integrated decoder products, and include the EasyKey Plus, which is a 101 keyboard with an integrated decoder and magnetic stripe reader, the SnapShot(TM), which is a hand held scanner with an integrated decoder and the Decoder

Communications Card, which is an ISA Bus card incorporating the decoder technology with four high-speed serial ports. Symphony is a decoder product that incorporates narrow band RF support and includes the Maestro base station and Player radio unit with belt clip. Suggested list prices in this product family range from $225 to $1,280.

     Hand-held Input Devices. SnapShot, the Company's family of hand-held laser scanners, are input devices that use scanning technology for data collection. The Company's input devices permit non-contact scanning of bar code labels on flat, curved and irregular surfaces up to distances of 36 inches. These devices come in undecoded and decoded models. The decoded models can be connected to any supported PC or terminal as either a keyboard wedge or a serial device. Undecoded models must be used with Percon PowerWedge decoders (or similar decoders) or with portable data collection terminals. The Company's devices support all popular bar code symbologies, four types of programming methods and full keyboard support. Suggested list prices for these products range from $695 to $1,545.

     Application Software. Application software consists of PC-based computer programs that are run-time versions of Microsoft Access. These programs, which are available in both stand alone and networked versions, permit the storing, management and reporting of data. Data can be uploaded or downloaded into these programs with the Company's PDTs. Products offered in this category include the full line of IntelliTrack software, including applications for fixed assets, inventory, shipping, receiving, tool room management, check-in and check-out applications and stock room management. Other software offered that can be used with the Company's PDT application software include the Universal Program Generator ("UPG"), Portable Application Library, which includes seven standard applications, and Percon Program Generator ("PPG"). UPG and PPG are Windows-based program generators that allow greater ease of programming and customizing of Percon's portable terminals and, with respect to UPG, of custom programming of other leading DOS-based portable data terminals. Suggested list prices in this product family range from $995 to $4,995.

     The Company also markets input devices manufactured by others, including laser scanners, CCD scanners, wands, ID badge scanners and magnetic stripe scanners.

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

The Company has developed portable data terminals based on open systems architecture that support wireless communication of collected data directly to the host computer. The Company believes this type of terminal enhances its ability to market products more broadly in the manufacturing and wholesaling segments of the Auto ID market and permits users to mix and match equipment from various vendors. The Company also has developed international versions of the IntelliTrack software line as well as a new program generator for use in creating software applications used in its PDTs, as well as applications for other leading DOS-based PDTs. The Company plans to broaden its portable product offering to include the basic DOS-based operating platform in other form factors such as fixed-station, portable-mount and industrial terminals. There is no assurance that the Company will be successful in developing and bringing to market any products as a result of these efforts.

     The Company expensed approximately $1,764,000 and $1,755,000 in 1997 and 1996, respectively, on research and product development. Company engineers are experienced in the specialty disciplines of mechanical, electronic and software engineering.

Sales, Distribution and Marketing

Sales and Distribution

     The Company's products are used primarily by retail and service industry companies with fewer than 500 employees. The Company markets its products to these end users primarily through indirect distribution channels, which consist principally of Auto ID distributors, VARs and systems integrators, and as an OEM. Auto ID distributors serve various vertical markets through sales to VARs and systems integrators. VARs integrate the Company's hardware products with their proprietary application software to provide turnkey solutions for specific vertical markets. Systems integrators typically integrate the Company's products with products of other manufacturers to design and create a complete Auto ID system for a particular end user. The Company sells its products on an OEM basis to larger companies, primarily in the Auto ID industry, that sell these products to mid-size and large end user customers through their direct end user sales forces. By selling its products through these indirect distribution channels, the Company is able to target vertical markets for its products while avoiding the expense of supporting a large end user sales force. In 1997 sales of Company products to Auto ID distributors, VARs, systems integrators and OEMs accounted for approximately 30%, 30%, 23% and 12% of the Company's net sales, respectively, and in 1996, 28%, 28%, 20% and 10% of the Company's net sales, respectively. Sales to one distributor accounted for approximately 12% and 11% of net sales in 1997 and 1996, respectively. No other customer accounted for more than 10% of net sales in 1997 or 1996.

     The Company also sells its products directly to a limited number of end users. These end users typically are companies with 500 or more employees that require specially designed Auto ID products and additional customer service and support not provided by distributors, VARs or systems integrators. In 1997 and 1996 sales of Company products directly to end users accounted for approximately 5% and 14% of net sales, respectively.

     The Company believes foreign countries are expanding their use of Auto ID technology and may represent significant future sales and marketing opportunities for the Company. The Company intends to continue its focus on international sales and provide additional sales and marketing support for both its domestic and international operations. Sales outside of the U.S. and Canada accounted for approximately $10,488,000, or 37% of net sales, and $7,803,000, or 35% of net sales, in 1997 and 1996, respectively.

Marketing

The Company's marketing operations include product marketing, marketing communications and market development functions. The product marketing staff identifies new product opportunities and manages product positioning and introductions by regularly consulting with distributors, VARs, systems integrators, OEMs and end users. Additionally, the marketing staff creates and coordinates advertising in domestic and international trade publications, develops brochures and documentation, manages domestic and international trade show exhibits, places articles highlighting applications of the Company's products in trade and industry publications and is responsible for the development of new market opportunities. These marketing efforts are augmented by the Company's cooperative advertising and sales incentives programs, which promote greater visibility of the Company's products.

Customer Service

     The Company maintains a highly responsive sales and technical support and service staff. The Company provides each customer with toll-free telephone sales and technical support and a personal account representative for orders, shipping and general information.

     The Company's fixed station decoders carry five-year limited warranties, its hand held input devices and its portable data terminals carry one-year limited warranties and input devices manufactured by others carries warranties offered by their manufacturers. The Company's application software carry a 90-day free technical support agreement. On-site replacement warranties may be purchased by a customer when the product is purchased. Under an on-site replacement warranty, a customer receives a replacement unit before the defective equipment is actually returned to Percon for repair. Extended warranties and extended on-site replacement warranties are available to add up to three years to the original warranty on portable data terminals and input devices. Software maintenance agreements can be purchased which provide the user with upgrades during the term of the agreement and free technical support.

Manufacturing and Suppliers

     The Company's internal manufacturing operations consist primarily of the production of prototypes, test engineering, material purchasing, final assembly and testing, quality control and service and are performed at its Eugene, Oregon and Paris, France facilities. The Company outsources manufacturing for the production of circuit boards and subassemblies to unrelated companies near each of its respective facilities.

     The Company is dependent on a number of suppliers for components and subassemblies. Certain of these components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company has no material long-term contracts with component suppliers or subassembly contractors. Component or subassembly shortages, production delays or work stoppages experienced by these suppliers or any other circumstances resulting in the failure by any of those suppliers to supply the Company could have a material adverse effect on the Company's financial condition and results of operations. While to date the Company has not experienced significant restrictions in the supply of components and subassemblies, there is no assurance that supply restrictions will not occur in the future.

Year 2000 Computer System Impact

The Company has analyzed the impact of the Year 2000 issue on its information systems and believes its enterprise management information system addresses the Year 2000 issues on all core Company business systems. Accordingly, the Company expects the Year 2000 issue will not have a material financial impact on the Company. The Company has other ancillary systems, however, that may require modification to address the Year 2000 issue, and the Company continues to evaluate its information systems in connection with the Year 2000 issue. The Company has not thoroughly analyzed the impact of other parties' computer system failures, but the Company believes costs incurred in responding to other parties' Year 2000 computer system failures, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's results of operations or financial condition.

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

Intellectual Property

     The Company attempts to protect its intellectual property rights through a combination of copyrights, trade secret and other intellectual property law, nondisclosure agreements and other measures. The Company believes, however, that its results of operations will depend more upon the innovation, technological expertise, marketing and customer service abilities of its employees than upon such protection. The Company has no patents.

Government Regulation

     Certain products of the Company must comply with regulations promulgated by the U.S. Food and Drug Administration's Center for Devices and Radiological Health and the U.S. Federal Communications Commission, as well as the Canadian Standards Association, the European Community Standards and TUV Rheinland, which are corresponding agencies for certain foreign countries. The Company's operations are also subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. The Company believes its business is operated in material compliance with applicable government, environmental, waste management, health and safety regulations. There is no assurance that future regulations will not require the Company to modify its products to meet revised energy output or other requirements. Failure to comply with future regulations could result in a material adverse effect on the Company's results of operations.

Employees

     As of March 31, 1998, the Company employed 111 people, all of which were full-time. Of these employees, 24 were engaged in sales and marketing, 13 in customer service support, 19 in engineering, 37 in manufacturing and 18 in management and administrative functions. The Company believes its future success will depend in part on its ability to recruit and maintain highly qualified management, marketing, technical and administrative personnel. None of the Company's employees is represented by a labor union. The Company believes its relationship with its employees is good.


ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's corporate headquarters, manufacturing and research and development facility is located in Eugene, Oregon and consists of approximately 17,250 square feet of leased space. The lease expires September 30, 1998. Lease payments, which exclude the Company's proportionate share of property taxes on the facility and improvement costs, are approximately $20,000 per month. The Company has entered into a lease agreement for a new facility in Eugene, Oregon that commences approximately at the time the existing lease terminates, The term of the new lease is 10 years, before the effect of certain extension clauses. The new agreement provides for the lease of approximately 37,250 square feet of space during the first five years of the lease term and increase to 47,150 square feet of space for the last five years of the lease term. The Company intends to sublease a portion of the building (for the first five years of the lease term). Lease payments, excluding the Company's proportionate share of property taxes and maintenance costs and any anticipated sublease rental income, will be approximately $32,000 per month for the first five years of the lease and approximately $53,000 per month for the last five years of the lease.

     The Company's Menlo Park office was closed in September 1997. The activities conducted from that office are now conducted from the Company's Eugene, Oregon facility.

     The Company's facility located near Paris, France is used for sales, manufacturing, customer service, research and development, and administration. The Company owns a 16,000 square foot building on land leased from others. The Company does not have an option to purchase the land or extend the lease. Ownership of the building passes to the landowner at the end of the lease term in December 2010. The land lease payments are approximately $16,000 per year.


ITEM 3. LEGAL PROCEEDINGS

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                           PRICE RANGE OF COMMON STOCK

     The Common Stock trades on the Nasdaq National Market under the symbol "PRCN." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

                                                Year Ended December 31, 1997
                                                   High             Low
                                                   ----             ---
         Fourth Quarter.......................  $ 16 3/4        $ 11 3/4
         Third Quarter........................    16 3/4          13
         Second Quarter.......................    14 3/4           9 7/8
         First Quarter........................    14               9 1/4

                                                Year Ended December 31, 1996
                                                   High             Low
                                                   ----             ---
         Fourth Quarter.......................  $ 13            $  9 1/4
         Third Quarter........................  $ 14 1/4        $  7 3/4
         Second Quarter.......................  $ 16 1/2        $ 11 1/2
         First Quarter........................  $ 19 1/8        $ 11 1/2


     As of March 31, 1998, there were approximately 60 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     The Company has not paid cash dividends on its Common Stock since the IPO and does not anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance the Company's operations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Percon develops, manufactures and markets bar code reading products, including RF and batch portable data terminals, fixed station and integrated decoders, hand-held laser scanners, and data management application software, for the worldwide Auto ID market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used in a variety of industries including education, retail, warehousing and distribution, package delivery, manufacturing, healthcare and other point-of-service applications.

     The Company markets its products through a network of Auto ID distributors, VARs and systems integrators, which allows the Company's products to reach small and mid-size end users cost effectively. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an OEM with other sales organizations. The Company also distributes its products internationally primarily through VARs in Europe, Latin America and Asia.

     The Company believes the increases in its net sales in 1997 and 1996 were due in part to the rapid growth of portable data terminals, software and decoder products, the continued expansion of its distributor, VAR and systems integrator customer base and, to a limited extent, its activities as an OEM.

     In November 1995, the Company broadened its product offering through the acquisition of the IntelliTrack application software line. In March 1996, the Company further broadened its product offering and international markets through the acquisition of Percon Europe S.A. (formerly known as STI S.A.), a French company which develops, manufactures and markets a full line of fixed station and integrated decoder products. The acquisition continues to allow the Company to expand its sales of portable data terminals and application software into Percon Europe's existing European customer base. During 1998 management intends to continue efforts to broaden the Company's market opportunities through its existing acquisition strategy and through continued expansion of the Company's product offering, primarily through expanding the portable data terminal product family, based upon the open system and DOS based architectures similar to those of the existing Falcon product offering. The Company also expects to increase its sales force significantly in 1998 primarily to expand its portable data terminal product offering to a broader range of customers in selected countries in Europe as well as to certain vertical market customers domestically including warehousing, distribution and enterprise wide information system software authors.

Results of Operations

Comparison of Years Ended December 31, 1997 and 1996

     Net sales. Net sales for 1997 increased $6.0 million (27.3%) to $28.2 million from $22.1 million for 1996. The increase was primarily due to increased unit sales volume of the Company's PDTs and application software and accessories, as well as the inclusion of the operations of Percon Europe S.A. (acquired on March 7, 1996) for the full year of 1997, which increased sales of the Company's decoder products. The sales mix of the Company's products was relatively comparable in 1997 and 1996. The Company expects sales of PDTs to become a more significant part of the overall product sales mix in 1998. International sales represented approximately 37% of net sales in 1997 compared to 35% of net sales in 1996. The strengthening of the United States dollar against the functional currency of the Company's European subsidiary, however, negatively impacted international revenues by $1.4 million, or 6.3%, compared to exchange rates in effect in 1996.

Gross profit. Gross profit for 1997 increased $3.3 million (29.7%) to $14.4 million from $11.1 million for 1996, representing 51.1% and 50.2% of net sales, respectively. The dollar increase in gross profit was primarily due to the increase in net sales. The percentage increase was primarily due to product cost reductions and an increase in the percentage of products manufactured by the

Company compared to sales of products manufactured by others. The Company expects any reductions in gross profit in 1998 resulting from product mix changes to be offset by further product cost reductions.

     Selling, marketing and customer service. Selling, marketing and customer service expense for 1997 increased $934,000 (26.3%) to $4.5 million from $3.5 million for 1996, representing 15.9% and 16.0% of net sales, respectively. The dollar increase primarily resulted from activities to support new product introductions and the growth in net sales. These additional costs include increases in sales and marketing personnel and related costs, such as travel, to support these personnel. The Company expects to increase its number of sales personnel significantly in 1998, and as such, expects the percentage of selling, marketing and customer service expenses to increase as a percentage of sales from the current level.

     General and administrative expense. General and administrative expense for 1997 increased $644,000 (29.1%) to $2.9 million from $2.2 million for 1996, representing 10.1% and 10.0% of net sales, respectively. The increase was primarily a result of expenditures on business resources and amortization of costs associated with new management information systems to support the increase in revenue growth. The Company recently renewed the lease for its Eugene, Oregon facility, and entered into a new lease to commence when the existing lease expires, which will result in higher rent expense during 1998.

     Research and product development expense. Research and product development expense for 1997 increased $10,000 (.6%) from 1996, to $1.8 million, representing 6.3% and 7.9% of net sales, respectively. The percentage decrease is a result of i) second half of 1997 reorganizations whereby the Company reduced its engineering expenses for application software in connection with planned increases in expenses for additional development in the PDT group, ii) significant development costs in 1996 ahead of net sales resulting from those efforts, and iii) a planned consistent level of spending between 1997 and 1996 to support a commensurate level of research and product development. The Company expects these expenditures, as a percentage of net sales, to remain fairly constant in 1998.

     Acquired in-process research and product development. There was no acquired research and product development expense in 1997. In 1996, a portion ($2.1 million) of the purchase price for the acquisition of Percon Europe S.A. was allocated to acquired in-process research and product development and accordingly was expensed as of the acquisition date (March 7, 1996). The amount allocated to in-process research and product development represented the estimated fair values related to these projects. Current valuation procedures and techniques were utilized by management in determining the respective fair market values. The development technologies were evaluated to determine that there were no alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the projects, progress toward the objectives and uniqueness of developments to these objectives. To bring these projects to fruition, high risk developmental issues needed to be resolved which required substantial additional effort and testing. Therefore, technological feasibility of these new products had not yet been achieved. As these projects had not reached technological feasibility and alternative future use of these developmental technologies, apart from the objectives of the individual projects, did not exist, these costs were expensed as of the acquisition date. The costs reduced net income and diluted net income per share for 1996 by $2.1 million and $0.51, respectively.

     Interest and Other. Net interest expense of $29,000 for 1997 compared to net interest expense of $1,900 for 1996. Other expense of $17,000 in 1997 compared to $1,800 in 1996 was the result of foreign currency transaction losses incurred by Percon Europe S.A., which regularly sells product in multiple currencies that can give rise to such losses, or gains, based upon volatility in currency exchange rates.

     Provision for income taxes. The provision for income taxes for 1997 was $1.8 million, which represents an effective tax rate of 34.5%. Items that cause this rate to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The Company expects the effective tax rate to increase in 1998 due to a normalized state income tax rate in 1998, compared to a temporarily reduced state income tax rate during 1997.

     The provision for income taxes for 1996 was $1.3 million, which represents an effective tax rate of 84.3%. The most significant item that caused this rate to differ from the U.S. federal statutory rate of 34% was from the acquired in-process research and product development expense for which no federal or state tax benefit was realized. Other items that caused the rate to differ included benefits from research and development tax credits, both domestic and international, benefits from the Company's foreign sales corporation, and state and international taxes.

Liquidity and Capital Resources

     The Company financed its operations in 1997 primarily through net cash provided by operations.

     The Company's line of credit with a domestic bank permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the bank's prime rate, which was 8.5% at December 31, 1997. No amounts were outstanding under the line of credit at December 31, 1997. The Company also has line of credit and short-term borrowing arrangements with two foreign banks that allow for additional borrowing up to an aggregate of 1,300,000 French Francs (approximately $220,000 at December 31,
1997). These facilities bear interest at the bank's current rates, which were 8.1% and 10.1%, respectively, at December 31, 1997. No amounts were outstanding under either of these facilities at December 31, 1997.

     Net cash provided by operations was $854,000 for 1997, compared to $2.3 million for 1996. Significant accounts receivable and inventories contributed to lower operating cash flows compared to 1996, offset primarily by a significant increase in net income.

For 1997 net cash used in investing activities totaled $605,000, compared to $4.8 million for 1996. The Company made capital expenditures of $598,000 for 1997, compared to $1.0 million for 1996. In addition, in March 1996 the Company increased its in-process research and product development and expanded its product line and distribution channels by purchasing all of the outstanding capital stock of STI S.A. (renamed Percon Europe S.A.) in a transaction accounted for as a purchase for financial reporting purposes. The Company paid approximately $4.6 million in cash for STI S.A. Cash provided by investing activities of $998,000 for 1996 was the result of the maturity of short-term commercial paper.

     For 1997 net cash provided by financing activities totaled $48,000. For 1996 net cash provided by financing activities totaled $36,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees. Information with respect to executive officers and directors of the Company is included under this Item 9 of
Part III of this Report. Information with respect to Section 16(a) of the Securities and Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

              Name                  Age                  Position
              ----                  ---                  --------
     Michael P. Coughlin            43      President, Chief Executive Officer
                                            and Director
     Andy J. Storment               35      Executive Vice President, Secretary,
                                            Treasurer and Director
     Brad West                      40      Chief Operating Officer, Vice President,
                                            Operations and Corporate Quality
     Jason A. Davis                 41      Chief Financial Officer
     Dianne M. Bert                 49      Vice President, Marketing and
                                            Customer Service
     David L. Latimer               47      Vice President, Product Marketing
     Thomas W. Burke                39      Vice President, OEM Sales
     Jean-Francois Codron           39      Vice President, European Operations

     Arlen I. Prentice (1)(2)       60      Chairman of the Board
     Donald K. Skinner (1)(2)       57      Director
     Dana E. Siebert (1)(2)         38      Director

---------
(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.

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

     Brad West joined the Company in April 1996 as Vice President, Operations and Corporate Quality and was promoted to Chief Operating Officer in January 1997. From July 1984 to March 1996 Mr. West was employed by Spectra-Physics Scanning Systems, Inc., a manufacturer of laser based scanning equipment, where he held several management positions including New Products Operations Manager, Production Manager, Master Scheduler, and most recently was the corporate Quality and Reliability Manager. While at Spectra-Physics Mr. West was a key architect of many of the company's processes and systems including the ISO-9001 quality system and the new product introduction process.

     Jason A. Davis joined the Company in November 1996 as Director of Financial Reporting and Corporate Controller. In March 1998 Mr. Davis was promoted to Chief Financial Officer. From November 1994 to November 1996 Mr. Davis was employed by Sony Disc Manufacturing as Financial Manager. From April 1988 to November 1994 Mr. Davis was employed as a Senior Financial Analyst for PSC Inc. (Formerly Spectra Physics Scanning Systems, Inc.). From June 1983 to April 1988 Mr. Davis was employed as a Senior Financial Analyst with Ford Aerospace corporation.

Dianne M. Bert joined the Company in January 1997 as Director of Marketing and Customer Service. In May 1997 Ms. Bert was promoted to Vice President, Marketing and Customer Service. From June 1994 to December 1996 Ms. Bert was employed as Manager of Customer Service for PSC Inc. (formerly Spectra Physics Scanning Systems, Inc.). From March 1991 to May 1994 Ms. Bert was Co-Owner and Vice President, Business Operations of San Diego

Medical Electronics, Inc. From January 1981 to February 1991 Ms. Bert served in various Sales and Marketing management positions with IBM Corporation.

     David L. Latimer joined the Company in March 1997 as Director of Product Marketing. In May 1997 Mr. Latimer was promoted to Vice President, Product Marketing. From December 1987 to February 1997 Mr. Latimer was employed as Director of Product Marketing for PSC Inc. (formerly Spectra Physics Scanning Systems, Inc.). From June 1982 to November 1987 Mr. Latimer served with Hewlett-Packard Co. as a Program Manager.

     Thomas W. Burke joined the Company in October 1995 as Vice President, Application Software. In September 1997 Mr. Burke became Vice President, OEM Sales for Percon. From August 1989 to September 1995 Mr. Burke was a co-founder and Chief Executive Officer of IntelliScan, Inc., a company which developed application software and provided Auto-ID integration services. From July 1979 to July 1989 Mr. Burke held several management positions with AT&T, where he most recently served as an Engineering Manager overseeing that company's national inventory management system.

     Jean-Francois Codron joined the Company in August 1996 as Vice President, European Operations, and also serves as President Director General of Percon Europe S.A. (formerly known as STI S.A.). From February 1989 to July 1996 Mr. Codron was employed by Spectra-Physics France, a European distributor of laser based scanning equipment, where he most recently served as Southern Europe Director. From January 1982 to January 1989 Mr. Codron held several sales and marketing positions with Intercontrole, a French based electronics and energy company.

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

Dana E. Siebert joined the Company's Board of Directors in December 1997. Mr. Siebert is Vice President, Americas for Symantec Corporation, a company that designs and markets application and system software for remote productivity solutions and security and assistance applications. Mr. Siebert has been employed by Symantec since 1985 and previously served as its Vice President, Sales and Vice President, Worldwide Services. Mr. Siebert also serves as a director for TimeLine Solutions Corporation and the Software Publishers Association.

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index of Financial Statements on page 21 of this report.

(a)(2)      Exhibits:

   **2.1    _ Agreement and Plan of Reorganization dated November 1, 1995, by and among the Registrant, IntelliScan, Inc., Mark Hayes and
              Thomas Burke.
  ***2.2    _ Share Purchase Agreement, dated February 13, 1996, between the
              Registrant and Mr. Gerard Le Corre.
    *3.1    _ Amended and Restated Articles of Incorporation.
    *3.2    _ Amended and Restated Bylaws.
   **4.1    _ See Articles II, III, IV and V of Exhibit 3.1 and Sections 1 and 4
              of Exhibit 3.2.
  +*10.1    _ 1995 Stock Incentive Plan, as amended.
  +*10.2    _ Form of Nonqualified Stock Option Agreement.
  +*10.3    _ Form of Incentive Stock Option Agreement.
   *10.4    _ Form of Representative's Warrants.
****10.5    _ Modification and/or Extension Agreement, dated July 24, 1997, between the Registrant and KeyBank National Association.
*****10.6   _ Industrial Park Lease-1710 Building, dated October 27, 1997, between the Registrant and WCP, LLC.
*****10.7   _ Industrial Park Lease-1720 Building, dated October 27, 1997, between the Registrant and WCP, LLC.

  10.8 _ Lease Agreement-Riverfront Research Park, dated December 24, 1997, between the Registrant and Robert B. Booth LLC.
 +10.9    _ Split Dollar Plan and Pledge Agreements between the Registrant and the Coughlin Family Irrevocable Trust.
+10.10    _ Split Dollar Plan and Pledge Agreements between the Registrant and the Storment Family Irrevocable Trust.
+10.11    _ Employment Agreement, dated April 1, 1996, between the Registrant and Brad West.
  21.1    _ Subsidiaries of the Registrant
  23.1    _ Consent of Coopers & Lybrand L.L.P.
  27.1    _ Financial Data Schedule
-----------

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

** Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, as amended, dated November 2, 1995.

*** Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, as amended, dated March 7, 1996.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

***** Incorporated by reference to Exhibits to Registrant's Quarterly Report
      Form 10-QSB for the quarter ended Stpebmer 30, 1997.

+ This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     None

                                  SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PERCON INCORPORATED

                                       By MICHAEL P. COUGHLIN
                                          --------------------------------------
                                          Michael P. Coughlin
                                          President and
                                          Chief Executive Officer

Dated March 31, 1998

     In accordance with the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature                         Title                           Date
---------                         -----                           ----

Principal Executive Officer:

/s/ MICHAEL P. COUGHLIN           President, Chief Executive      March 31, 1998
-----------------------------     Officer and Director
    Michael P. Coughlin


Principal Financial and Accounting Officer:

/s/ MICHAEL P. COUGHLIN           President, Chief Executive      March 31, 1998
-----------------------------     Officer and Director
    Michael P. Coughlin


/s/ ANDY J. STORMENT              Executive Vice President,       March 31, 1998
-----------------------------     Secretary, Treasurer and
    Andy J. Storment              Director


/s/ ARLEN I. PRENTICE             Chairman of the Board           March 31, 1998
-----------------------------
    Arlen I. Prentice


/s/ DONALD K. SKINNER             Director                        March 31, 1998
-----------------------------
    Donald K. Skinner


/s/ DANA E. SIEBERT               Director                        March 31, 1998
-----------------------------
    Dana E. Siebert

                               PERCON INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS
                                     -------


                                                                            Page

Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996                 F-2

Consolidated Statements of Income for the years ended December 31,
     1997 and 1996                                                           F-3

Consolidated Statements of Changes in Shareholders' Equity for
     the years ended December 31, 1997 and 1996                              F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and 1996                                              F-5

Notes to Consolidated Financial Statements as of December 31,
     1997 and 1996                                                           F-6

Report of Independent Accountants




To the Board of Directors
Percon Incorporated and Subsidiary
Eugene, Oregon


We have audited the accompanying consolidated balance sheets of Percon Incorporated and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Percon Incorporated and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       COOPERS & LYBRAND L.L.P.


Eugene, Oregon
January 23, 1998

                               Percon Incorporated
                           Consolidated Balance Sheets

                                                                                   December 31
                                                                        ---------------------------------
                                                                                   1997              1996
                                                                        ---------------   ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                            $     1,883,756   $     1,600,623
   Accounts receivable, net                                                   6,199,042         3,908,412
   Inventories                                                                4,496,922         3,618,120
   Prepaid expenses and other                                                   501,408           470,594
   Deferred income taxes                                                        173,718           167,325
                                                                        ---------------   ---------------
      Total current assets                                                   13,254,846         9,765,074

Property and equipment, net                                                   2,542,282         2,850,029
Goodwill and intangibles, net                                                 1,556,708         1,898,213
                                                                        ---------------   ---------------
      Total assets                                                      $    17,353,836   $    14,513,316
                                                                        ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                    $        88,802   $        93,163
   Accounts payable                                                           1,604,727         1,809,735
   Accrued expenses                                                             864,785           687,410
   Deferred revenue                                                              37,911
   Income taxes payable                                                         206,545           230,051
                                                                        ---------------   ---------------
      Total current liabilities                                               2,802,770         2,820,359

Long-term debt, less current portion                                            754,553           973,547
Deferred income taxes                                                           448,466           596,160
Other                                                                            24,476            21,083
                                                                        ---------------   ---------------
      Total liabilities                                                       4,030,265         4,411,149
                                                                        ---------------   ---------------
Commitments and contingencies (Note 11)

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Common stock, no par value; 20,000,000 shares
      authorized, 3,976,061 and 3,958,541 shares issued
      and outstanding at 1997 and 1996, respectively                          9,002,585         8,824,775
   Cumulative foreign currency translation adjustment                          (435,065)          (48,870)
   Retained earnings                                                          4,756,051         1,326,262
                                                                        ---------------   ---------------
      Total shareholders' equity                                             13,323,571        10,102,167
                                                                        ---------------   ---------------
      Total liabilities and shareholders' equity                        $    17,353,836   $    14,513,316
                                                                        ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                               Percon Incorporated
                        Consolidated Statements of Income


                                                                             Years Ended December 31
                                                                        ---------------------------------
                                                                                   1997              1996
                                                                        ---------------   ---------------
Net sales                                                               $    28,175,837   $    22,128,172
Cost of goods sold                                                           13,782,167        11,029,933
                                                                        ---------------   ---------------
       Gross profit                                                          14,393,670        11,098,239

Operating expenses:
   Selling, marketing and customer service                                    4,483,412         3,549,779
   General and administrative                                                 2,859,237         2,215,048
   Research and product development                                           1,764,358         1,754,598
   Acquired in-process research and product development                               0         2,090,696
                                                                        ---------------   ---------------
       Operating income                                                       5,286,663         1,488,118

Interest expense, net                                                           (29,155)           (1,867)
Other expense, net                                                              (17,357)           (1,808)
                                                                        ---------------   ---------------
       Income before taxes                                                    5,240,151         1,484,443

Provision for income taxes                                                    1,810,362         1,250,847
                                                                        ---------------   ---------------
       Net income                                                       $     3,429,789   $       233,596
                                                                        ===============   ===============

Net income per share:
   Basic                                                                          $0.87             $0.06
                                                                        ===============   ===============

   Diluted                                                                        $0.83             $0.06
                                                                        ===============   ===============

Weighted average shares outstanding:
   Basic                                                                      3,962,333         3,947,901
   Effect of dilutive securities:*
      Warrants                                                                   45,170            45,116
      Options                                                                   102,792            92,825
                                                                        ---------------   ---------------
   Diluted                                                                    4,110,295         4,085,842
                                                                        ===============   ===============


* Options to purchase 95,175 shares of common stock at $11.50 to $16.75 per share were outstanding during 1996, but were not included in the computation of diluted earnings per share because exercise price was greater than the average market price of the common shares throughout the year ended December
   31, 1996.


The accompanying notes are an integral part of these consolidated financial statements.

                               Percon Incorporated
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Years Ended December 31, 1997 and 1996


                                                                         Cumulative
                                                                            Foreign
                                               Common Stock                Currency
                                      -----------------------------     Translation        Retained
                                             Shares          Amount      Adjustment        Earnings           Total
                                      -------------   -------------   -------------   -------------   -------------
Balance, January 1, 1996                  3,921,167   $   8,699,247                   $   1,092,666   $   9,791,913
   Proceeds from exercise of
        stock options                        37,374         106,512                                         106,512
   Income tax benefits from
        stock options exercised                              19,016                                          19,016
   Foreign currency translation
        adjustment                                                    $     (48,870)                        (48,870)
   Net income                                     0               0               0         233,596         233,596
                                      -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1996                3,958,541       8,824,775         (48,870)      1,326,262      10,102,167
   Proceeds from exercise of
        stock options                        17,520         138,720                                         138,720
   Income tax benefits from
        stock options exercised                              39,090                                          39,090
   Foreign currency translation
        adjustment                                                         (386,195)                       (386,195)
   Net income                                     0               0               0       3,429,789       3,429,789
                                      -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1997                3,976,061   $   9,002,585   $    (435,065)  $   4,756,051   $  13,323,571
                                      =============   =============   =============   =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                               Percon Incorporated
                      Consolidated Statements of Cash Flows


                                                                             Years Ended December 31
                                                                        ---------------------------------
                                                                                   1997              1996
                                                                        ---------------   ---------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
   Net income                                                           $     3,429,789   $       233,596
   Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                                           1,077,640           986,241
      Deferred Income taxes                                                    (154,087)         (206,522)
      Acquired in-process research and product development                                      2,090,696
      Other                                                                                       (24,145)
      Changes in operating assets and liabilities, net of
           effects of acquisition of business:
         Receivables                                                         (3,068,229)         (408,038)
         Inventories                                                         (1,099,869)         (456,564)
         Prepaid expenses and other                                             371,860          (137,899)
         Accounts payable and accrued expenses                                  275,722           119,625
         Income taxes payable                                                    20,803           121,544
            Net cash provided by operating activities                           853,629         2,318,534
Cash flows from investing activities:
   Purchases of businesses, net of cash acquired (Note 13)                                     (4,650,463)
   Equipment purchases                                                         (558,469)       (1,018,637)
   Purchases of technology                                                      (46,046)          (87,928)
   Proceeds on maturity of short-term investments                                     0           998,125
            Net cash used in investing activities                              (604,515)       (4,758,903)
Cash flows from financing activities:
   Principal paid on long-term debt                                             (91,153)          (70,879)
   Proceeds from exercise of stock options                                      138,720           106,512
            Net cash provided by financing activities                            47,567            35,633
Effect of exchange rates on cash and cash equivalents                           (13,548)           (1,238)
Net increase (decrease) in cash and cash equivalents                            283,133        (2,405,974)
Cash and cash equivalents at beginning of year                                1,600,623         4,006,597
Cash and cash equivalents at end of year                                $     1,883,756   $     1,600,623


Supplemental Disclosures:

Interest paid                                                           $        92,353   $        89,302
Taxes paid                                                                    2,054,147         1,302,034


The accompanying notes are an integral part of these consolidated financial statements.

                               Percon Incorporated
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


1.   Summary of Significant Accounting Policies:

     Organization: Percon Incorporated (the "Company") develops, manufactures and markets data collection hardware and data management software products, including batch and radio frequency ("RF") portable data terminals, fixed station and integrated decoders, hand-held laser scanners, and application software for the automatic identification and data collection market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed-station decoders and portable data terminals.

     Principles of Consolidation: The consolidated financial statements include the accounts of Percon Incorporated and its wholly-owned subsidiary, Percon Europe S.A. (formerly known as STI S.A.), since the date of its acquisition on March 7, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Building on Land Leased from Others: A building owned by Percon Europe S.A. is on leased land. The Company does not have an option to purchase the land or extend the lease, and ownership of the building passes to the landowner at the end of the lease term in December 2010. Accordingly, the cost of the building is being amortized over the 16-year term of the lease.

     Goodwill and Intangibles: Goodwill resulting from business acquisitions (the excess cost of acquired subsidiaries over the fair value of net assets acquired) is amortized using the straight- line method over seven years, the current estimated useful life.


Continued

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


1.   Summary of Significant Accounting Policies, Continued:

     Intangibles include the cost of internally developed software, purchased product software, technologies acquired in connection with business combinations, and certain noncompete agreements. Software costs related to software developed to be sold are capitalized where economic and technological feasibility has been established and for qualifying purchased products software. Amortization of capitalized software cost, which is included in cost of goods sold, is provided on a product-by-product basis on the greater of (a) the ratio the current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported. The amortization period for these products match the products estimated useful life, generally from two to five years. Amortization of capitalized technologies cost, which is included in cost of goods sold, is provided on the straight-line method over the estimated economic life of the technologies (two to five years). It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both, may be reduced significantly due to competitive pressures or other factors.

     Noncompete agreements are stated at cost. These agreements are amortized on a straight-line basis over the terms of the agreements (three to five years).

     When factors indicate intangibles should be evaluated for possible impairment, management uses an estimate of the related asset's undiscounted cash flow over its remaining life in measuring whether the carrying amount of goodwill is impaired.

     Stock Options: Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", effective for all companies in 1996, encourages, but does not require, the recording of compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under the provisions of Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the adoption of this Standard did not affect the Company's results of operations, financial position or liquidity.

     Revenue Recognition: Revenue from product sales to customers is generally recognized upon shipment. In conjunction with these sales, service maintenance or extended warranty agreements are sold for certain products. When such revenue is recorded prior to providing these services, it is deferred and recognized over the term of the related agreement. All products have a warranty generally for one to five years from date of sale covering product defects. Certain sales agreements provide for a right of return on unsold merchandise. The Company provides for estimated costs of warranty and returns when products are shipped.

Continued

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


1.   Summary of Significant Accounting Policies, Continued:

     Sales and Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company's accounts receivable are primarily with a small number of distributors, value-added resellers and system integrators, principally in the United States and Europe. The Company believes any risk of loss is significantly reduced by its ongoing credit evaluations of its customers, diversity of its end users and geographical sales area.

     The Company considers current and historical loss experience and general economic conditions in determining the allowance for uncollectible accounts receivable of approximately $101,000 and $135,000 as of December 31, 1997 and 1996, respectively. Ultimate losses may vary from the current estimates, and any adjustments are reported in earnings in the periods in which they become known.

     Research and Development: Research and development costs are charged to expense as incurred. Acquired in-process research and product development for which economic and technological feasibility have not been achieved are expensed at the date of purchase.

     Income taxes: The Company records deferred income tax assets and liabilities based upon the differences between the financial statements and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the tax effect of the change during the period in net deferred tax assets and liabilities.

     Earnings Per Share: In 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", established a new standard for computing and presenting earnings per share.

     SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Diluted earnings per share include the assumed dilution, using the treasury stock method, that would occur if warrants and options to purchase common stock were exercised. Prior-period earnings per share have been restated in accordance with SFAS No. 128.


Continued

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


1.   Summary of Significant Accounting Policies, Continued:

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

     Technology - The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and changing customer needs. The Company believes that its future success will depend, in part, upon its ability to enhance its current products, to develop new products and systems on a timely and cost-effective basis, and to respond to changing customer needs and technological developments. A substantial portion of the Company's revenues is derived from sales of portable data terminals, fixed-station and integrated decoders, hand-held laser scanners, and related software products. A decline in the demand for these products, whether as a result of competition, technological change or other factors, or a decrease in their prices could have a material adverse effect on the Company's financial condition and results of operations.

     Intellectual Property - The nature of the industry is characterized by substantial litigation regarding patent and other intellectual property rights. Although the Company is not involved in any such litigation, there is no assurance that future claims will not be brought against the Company. Any such litigation could result in significant costs and changes in the Company's products.

     Dependence on Suppliers - The Company is dependent on several suppliers for components and subassemblies. Certain of these components and subassemblies are obtained from a single supplier or a limited number of suppliers. The Company has no material long-term contracts with suppliers of components or subassemblies. Component or subassembly shortages, production delays or work stoppages experienced by these suppliers or any other circumstances resulting in the failure of any of these suppliers to supply the Company could have a material adverse effect on the Company's financial condition and results of operations. Although to date the Company has not experienced significant restrictions in the supply of components and subassemblies, there is no assurance that supply restrictions will not occur in the future.


Continued

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


1.   Summary of Significant Accounting Policies, Continued:

     Financial Accounting Standards Board (FASB): The FASB has issued certain accounting pronouncements which the Company will be required to adopt in future fiscal reporting periods:

     SFAS No. 130 - In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities available-for-sale that are currently being included as a component of stockholders' equity. The Company does not expect this pronouncement to materially impact its financial statements.

     SFAS No. 131 - In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosure of information about key revenue-producing segments of an entity. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 is effective for the Company in 1998 and it has not been determined if additional disclosure is required.

     Reclassifications: Certain prior-period amounts have been reclassified to conform with the December 31, 1997 presentation. Such reclassification did not affect previously reported net income or cash flows.

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


2.   Acquisition:

     On March 7, 1996, the Company purchased all of the outstanding stock of Percon Europe S.A. for approximately $4.7 million in cash. Percon Europe S.A., located near Paris, France, is a leading manufacturer of fixed-station and integrated decoders. The results of Percon Europe S.A.'s operations have been combined with those of the Company since the date of acquisition.

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

     Unaudited pro forma consolidated sales, net income and net income per share would have been $23,280,000, $245,000 and $.06, respectively, had the consolidated results of operations been reported as if the acquisition had occurred as of January 1, 1996. The pro forma information is presented after giving effect to certain adjustments for amortization and interest expense to reflect the effects of the acquisition. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred, nor is it necessarily indicative of future results of operations. The 1996 pro forma information includes a one-time charge of $2.1 million associated with expensing of acquired in-process research and product development. Without this charge, pro forma net income and pro forma income per diluted share at December 31, 1996 would have been $2.3 million and $0.57, respectively. The charge for acquired in-process research and product development expense did not have a tax benefit and reduced income per diluted share by $0.51.


3.   Inventories:

                                                         December 31
                                               -----------------------------
                                                        1997            1996
                                               -------------   -------------
     Finished goods                            $   1,949,285   $   1,586,657
     Materials                                     2,547,637       2,031,463
                                               $   4,496,922   $   3,618,120

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


4.   Property and Equipment, Net:

                                                                                 December 31
                                                                        -----------------------------
                                                                                 1997            1996
                                                                        -------------   -------------
        Building on land leased from others                             $   1,252,225   $   1,333,292
        Equipment                                                           2,070,545       1,452,909
        Tooling                                                               822,831         729,755
        Leasehold improvements                                                 98,984         100,691
                                                                        -------------   -------------
                                                                            4,244,585       3,616,647
        Less accumulated depreciation and amortization                      1,702,303         766,618
                                                                        -------------   -------------
                                                                        $   2,542,282   $   2,850,029
                                                                        =============   =============

5.   Goodwill and Intangibles, Net:

                                                                                 December 31
                                                                        -----------------------------
                                                                                 1997            1996
                                                                        -------------   -------------
        Capitalized software and technology                             $   2,011,868   $   1,796,829
        Noncompete agreements                                                 832,129         832,129
        Goodwill and other                                                    565,355         564,642
                                                                        -------------   -------------
                                                                            3,409,352       3,193,600
        Less accumulated amortization                                       1,852,644       1,295,387
                                                                        -------------   -------------
                                                                        $   1,556,708   $   1,898,213
                                                                        =============   =============

6.   Accrued Expenses:

                                                                                 December 31
                                                                        -----------------------------
                                                                                 1997            1996
                                                                        -------------   -------------
        Accrued employee bonuses                                        $      30,701   $      45,500
        Accrued payroll and payroll liabilities                               560,217         517,067
        Accrued warranty                                                       81,878          59,559
        Accrued business and property taxes                                    88,456          35,496
        Other liabilities                                                     103,533          29,788
                                                                        -------------   -------------
                                                                        $     864,785   $     687,410
                                                                        =============   =============

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


7.   Bank Line of Credit:

     The Company has a revolving line of credit with one domestic bank of up to $1,000,000, subject to certain limitations, collateralized by accounts receivable and inventories. The interest rate is the bank's prime rate (8.5% at December 31, 1997). No amounts were outstanding as of December 31, 1997.

     The Company also has a credit facility with a foreign bank to borrow up to 1,000,000 French francs (approximately $170,000), collateralized by accounts receivable. Borrowings under the facility bear interest at the bank's current interest rate (8.10% at December 31, 1997). No amounts were outstanding at December 31, 1997.

     The Company has overdraft and line of credit facilities with a foreign bank for up to 300,000 French francs (approximately $50,000) at the bank's current overdraft interest rate (10.10% at December 31, 1997). No amounts were outstanding at December 31, 1997.


8.   Long-term Debt:

                                                                                 December 31
                                                                        -----------------------------
                                                                                 1997            1996
                                                                        -------------   -------------
        Bank loan, monthly payments of 82,840 French
        francs (approximately $14,000), including interest
        at 9.6%, maturing December 31, 2004                             $     843,355   $   1,066,710

        Less current portion                                                  (88,802)        (93,163)
                                                                        -------------   -------------
                                                                        $     754,553   $     973,547
                                                                        =============   =============

     The bank loan is collateralized by a preferential lien on the building owned by Percon Europe S.A. and matures as follows:

        1999                                                                            $      97,712
        2000                                                                                  107,516
        2001                                                                                  118,305
        2002                                                                                  130,175
        2003-2004                                                                             300,845
                                                                                        -------------
                                                                                        $     754,553
                                                                                        =============

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


9.   Income Taxes:

     The provision for income taxes consists of the following at December 31:

                                                                                    Actual
                                                                        -----------------------------
                                                                                 1997            1996
                                                                        -------------   -------------
        Current:
          Federal                                                       $   1,475,275   $     876,536
          State                                                               185,184         215,787
          Foreign                                                             303,990         365,046
        Deferred                                                             (154,087)       (206,522)
                                                                        -------------   -------------
                                                                        $   1,810,362   $   1,250,847
                                                                        =============   =============

       The difference between the statutory federal income tax rate and the Company's effective rate is summarized as follows:

                                                                                      Actual
                                                                             ------------------------
                                                                                 1997            1996
                                                                             --------        --------
        Federal                                                                 34.0%           34.0%
        State, net of Oregon rebate and federal benefit                          2.4             4.7
        Research and experimentation tax credits                                (2.1)           (8.7)
        Acquired in-process research and development                                            54.5
        Foreign sales corporation                                                (.7)           (2.0)
        Excess of foreign over U.S. tax rate                                      .9             2.0
        Goodwill amortization                                                     .6             1.8
        Other                                                                    (.6)           (2.0)
                                                                             --------        --------
                                                                                34.5%           84.3%
                                                                             ========        ========

     The components of the net deferred tax asset/liability at December 31 are as follows:

                                                                                 1997            1996
                                                                        -------------   -------------
        Assets:
           Inventory reserve                                            $      35,749    $     69,660
           Warranty provision                                                  25,403          23,049
           Allowance for doubtful accounts                                     20,786          34,922
           Accrued expenses and other                                          91,780          39,694
                                                                        -------------   -------------
                                                                              173,718         167,325
                                                                        -------------   -------------
        Liabilities:
           Depreciation                                                       118,624         132,414
           Capitalized software and noncompete
              agreements                                                      329,842         463,746
                                                                        -------------   -------------
                                                                              448,466         596,160
                                                                        -------------   -------------
                Net deferred income tax liability                       $    (274,748)  $    (428,835)
                                                                        =============   =============

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


10.  Stock Options and Warrant:

     In connection with its IPO, the Company granted its underwriters a warrant to purchase 120,000 shares of common stock at an exercise price of $8.10 per share. The warrants are nontransferable for a period of one year following the date of issuance and expire in August 2000.

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

     During the years ended December 31, 1997 and 1996, the Company granted options to employees and directors to purchase an aggregate of 202,600 shares and 176,515 shares, respectively, of common stock with exercise prices equal to or at 110% of the market price of the Company's stock on the date of grant.

     A summary of option activity is as follows:

                                                                   Weighted-
                                                          Number     Average
                                                              of    Exercise
                                                          Shares       Price
                                                       ---------   ---------
        Balance, January 1, 1996                         239,474   $    6.51
           Options granted                               176,515       13.43
           Options exercised                             (37,374)       2.82
           Options surrendered                           (92,270)      11.31
                                                       ---------
        Balance, December 31, 1996                       286,345        9.69
           Options granted                               202,600       11.33
           Options exercised                             (17,520)       6.78
           Options surrendered                           (70,515)      11.04
                                                       ---------
        Balance, December 31, 1997                       400,910   $   10.40
                                                       =========


Continued

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


10.  Stock Options and Warrant, Continued:

     The table summarizes information about stock options outstanding as of December 31, 1997:

                                Options Outstanding
        -----------------------------------------------------------------           Options Exercisable
                                                 Weighted-                    -------------------------------
                                                   Average      Weighted-                            Weighed-
                                                 Remaining        Average                             Average
             Range of               Number     Contractual       Exercise            Number          Exercise
          Exercise Price       Outstanding            Life          Price       Exercisable             Price
        ------------------     -----------     -----------     ----------     -------------     -------------
        $  3.84                      2,000         2 years         $ 3.84                 0           $  3.84
        $  6.75 - $  7.425         118,470         6 years         $ 6.92            87,870           $  6.89
        $  9.25 - $ 11.875         178,930         9 years         $10.80            25,867           $ 10.60
        $ 12.25 - $ 14.75          101,510         9 years         $13.89            37,730           $ 13.79
                               -----------                                    -------------
                                   400,910         8 years         $10.40           151,467           $  9.24
                               ===========                                    =============

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

                                                                                 1997            1996
                                                                        -------------   -------------
        Net income - as reported                                        $   3,429,789   $     233,596
        Net income (loss) - pro forma                                       3,097,375            (606)

        Earnings per share diluted - as reported                        $        0.83   $        0.06
        Earnings per share diluted - pro forma                          $        0.75   $        0.00

     For purposes of the above pro forma information, the fair value of each option grant was estimated as the date of grant using the Black-Scholes option pricing model with the following assumptions.

                                                                         1997            1996
                                                                -------------   -------------
        Average risk-free interest rate                                 6.73%           6.70%
        Average expected life                                      5.8 years       6.0 years
        Expected volatility                                             40.0%           46.6%
        Expected dividend yield                                         None            None

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


11.  Commitments and Contingencies:

     The Company leases certain facilities and land under noncancelable operating leases. The lease for the Company's headquarters expires in September 1998. In December 1997, the Company signed a ten-year noncancelable lease for a new headquarters facility, which contains a five-year lease extension option. The beginning of this new lease coincides with the termination of the existing lease. The leases contain provisions for the Company to pay for certain ongoing costs, such as property taxes, insurance and support costs, which are not reflected in the minimum lease payment. The Company expects to sublease certain portions of the new facility. Rent expense was $244,150 and $310,386 for the years ended December 31, 1997 and 1996, respectively. Rent expense in 1997 and 1996 is before sublease income of $3,761 and $78,066, respectively. Future minimum payments required under these operating lease agreements are summarized below. All existing sublease agreements have terminated at December 31, 1997.

        Year ending December 31:
           1998                                                $     289,988
           1999                                                      372,214
           2000                                                      379,664
           2001                                                      402,014
           2002                                                      421,384
           Thereafter                                              3,566,748
                                                               -------------
                                                               $   5,432,012
                                                               =============

12.  Employee Benefit Plans:

     The Company sponsors various benefit plans which cover substantially all of the Company's employees. Total expense related to these plans were $86,893 and $116,982 for the years ended December 31, 1997 and 1996, respectively.


13.  Supplemental Disclosure of Investing and Financing Activities:

       Acquisition of business, net of cash acquired, in 1996:

        Current assets, net of cash acquired                         $    3,088,445
        Property and equipment                                            1,637,903
        Intangibles, noncompetes and goodwill                               654,468
        In-process research and product development                       2,090,696
        Deferred tax liability resulting from acquisition                   (27,676)
        Current liabilities assumed                                      (1,594,332)
        Noncurrent liabilities assumed                                   (1,199,041)
                                                                     --------------
           Cash used in purchase of business,
              net of cash acquired                                   $    4,650,463
                                                                     ==============

                               Percon Incorporated
              Notes to Consolidated Financial Statements, Continued
                           December 31, 1997 and 1996


14.  Fair Value of Financial Instruments:

     The carrying value of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable, long-term debt, accounts payable and accrued liabilities approximates fair value due to their short maturities.

15.  Business Segment Information:

     The Company operates in one business segment: the development, manufacture and marketing of bar code reading products, including portable data terminals, fixed-station and integrated decoders, hand-held laser scanners and data management application software. Summarized data of the Company's operations, by geographic area, for the years ended December 31, 1997 and 1996 are presented below.

                                                                                     Consolidation
                                                 United States            Europe       Adjustments      Consolidated
                                               ---------------   ---------------   ---------------   ---------------
        1997
        Sales to unaffiliated customers        $    20,147,294   $     9,742,566   $    (1,714,023)  $    28,175,837
        Income from operations                       4,514,210           961,724          (189,271)        5,286,663
        Identifiable assets at year end             16,436,221         6,527,082        (5,609,467)       17,353,836

        1996
        Sales to unaffiliated customers        $    15,412,479   $     7,213,420   $      (497,727)  $     22,128,172
        Income from operations                       2,470,464         1,244,278        (2,226,624)         1,488,118
        Identifiable assets at year end             13,103,553         5,837,151        (4,427,388)        14,513,316

     The consolidation adjustments for income from operations for 1996 reflects $2.1 million of acquired in-process research and development recorded in connection with the purchase of Percon Europe S.A.

     Sales to a single distributor accounted for 12% and 11% of net sales for the years 1997 and 1996, respectively. Accounts receivable at December 31, 1997 were $931,908 related to this distributor.