Form 10QSB
period 1998-03-31
PERCON INC
filed 1998-05-14
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-QSB
                                  ------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

                                       or

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

                                 YES [X] NO [ ]

  The number of shares of common stock outstanding as of May 7, 1998: 4,012,431

                      PERCON INCORPORATED and SUBSIDIARIES


                                   FORM 10-QSB

                                 March 31, 1998


                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION                                         Reference
--------------------------------------------------------------------------------

Item 1 - Financial Statements

             Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997.                         3

             Consolidated Statements of Income for the
             three months ended March 31, 1998
             and 1997.                                                     4

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1998 and 1997.                   5

             Notes to Consolidated Financial Statements                  6 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operation       8 - 11


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                  12

Signature                                                                  13

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)
                                                           (Unaudited)           (Audited)
                                                              March 31,        December 31,
                                                                  1998                1997
                                                        --------------      --------------
ASSETS
Current assets:
     Cash and cash equivalents                          $        2,533      $        1,884
     Accounts receivable, net                                    6,238               6,199
     Inventories                                                 4,425               4,497
     Prepaid expenses and other                                    628                 501
     Deferred income tax asset                                     159                 174
                                                        --------------      --------------
       Total current assets                                     13,983              13,255

Property and equipment, net                                      2,508               2,542
Goodwill and intangibles, net                                    1,453               1,557
                                                        --------------      --------------

       Total assets                                     $       17,944      $       17,354
                                                        ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                  $           88      $           89
     Accounts payable                                            1,508               1,604
     Accrued expenses                                              796                 865
     Deferred revenue                                               63                  38
     Income taxes payable                                          110                 207
                                                        --------------      --------------
       Total current liabilities                                 2,565               2,803

Deferred income taxes                                              388                 448
Long-term debt, less current portion                               708                 755
Other                                                               25                  24
                                                        --------------      --------------

       Total liabilities                                         3,686               4,030
                                                        --------------      --------------

Shareholders' equity:
   Common stock, 20,000,000 shares authorized,
      4,007,971 and 3,976,061 shares issued and
      outstanding, respectively                                  9,305               9,003
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustment                              (529)               (435)
   Retained earnings                                             5,482               4,756
                                                        --------------      --------------
       Total shareholders' equity                               14,258              13,324
                                                        --------------      --------------

       Total liabilities and shareholders' equity       $       17,944      $       17,354
                                                        ==============      ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERCON INCORPORATED
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                                  1998               1997
                                                                       ---------------    ---------------
Net sales                                                              $         7,058    $         6,033
Cost of goods sold                                                               3,610              2,837
                                                                       ---------------    ---------------
     Gross profit                                                                3,448              3,196
Operating Expenses:
   Selling, marketing and customer service                                       1,225              1,073
   General and administrative                                                      674                575
   Research and product development                                                401                499
                                                                       ---------------    ---------------
     Operating income                                                            1,148              1,049

Interest and other income  (expense), net                                            2                 (9)
                                                                       ---------------    ---------------
     Income before taxes                                                         1,150              1,040

Provision for income taxes                                                         424                364
                                                                       ---------------    ---------------
     Net income                                                        $           726    $           676
                                                                       ===============    ===============
     Net income per share - Basic                                      $          0.18    $          0.17
                                                                       ===============    ===============
     Net income per share - Diluted                                    $          0.18    $          0.17
                                                                       ===============    ===============

Weighted average shares outstanding - Basic                                      3,993              3,959
                                                                       ===============    ===============
Weighted average shares outstanding - Diluted                                    4,148              4,048
                                                                       ===============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                     1998               1997
                                                                           --------------     --------------
Cash flows from operating activities:
   Net Income                                                              $          726     $          676
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
   Depreciation and amortization                                                      299                265
   Deferred income taxes                                                              (32)               (42)
   Change in operating assets and liabilities,
       net of effects from acquisition of business:
    Accounts receivable                                                                57               (548)
    Inventories                                                                        22               (513)
    Prepaid expenses and other                                                        (70)                44
    Accounts payable and accrued expenses                                            (417)               105
                                                                           --------------     --------------
    Net cash provided by (used in) operating activities                               585                (13)
                                                                           --------------     --------------

Cash flows from investing activities:
   Equipment purchases                                                               (203)              (240)
   Purchase of technology                                                               0                (44)
                                                                           --------------     --------------
     Net cash used in investing activities                                           (203)              (284)
                                                                           --------------     --------------

Cash flows from financing activities:
   Principal paid on long-term debt                                                   (24)               (23)
   Proceeds from stock issued                                                         227                 20
   Tax benefit from exercise or early disposition of
       certain stock options                                                           75                  0
                                                                           --------------     --------------
     Net cash provided by (used in) financing activities                              278                 (3)
                                                                           --------------     --------------

Effect of exchange rate changes on cash                                               (11)               (14)
                                                                           --------------     --------------

Net increase (decrease) in cash and cash equivalents                                  649               (314)
Cash and cash equivalents at beginning of period                                    1,884              1,601
                                                                           --------------     --------------

Cash and cash equivalents at end of period                                 $        2,533     $        1,287
                                                                           ==============     ==============

Supplemental disclosure:
   Interest paid                                                           $           21     $           24
   Taxes paid                                                              $          442     $           97


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

Basis Of Reporting

The accompanying interim consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31,1998 are not necessarily indicative of the results to be expected for the full year.

The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities available-for-sale that are currently included as a component of stockholder's equity. The following table presents the unaudited pro forma comprehensive income amounts under the new provision:

                                                   March 31,1998     March 31,1997
                                                   -------------     -------------
Net Income:                                        $     726,000     $     676,000
Other Comprehensive Income Net of Tax:
Foreign Currency Translation Adjustment                  (59,000)         (143,000)
                                                   -------------     -------------
Comprehensive Income                               $     667,000     $     533,000
                                                   =============     =============

In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires disclosure of information and key revenue producing segments of an entity. The Company believes that SFAS No. 131 will not affect financial reporting as the Company and its wholly owned subsidiary's products, services, and customer base are fundamentally similar in nature and disaggregation would not be an accurate indication as to how the Company makes management decisions.

                      PERCON INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Reclassifications

Certain prior-period amounts have been reclassified to conform with the March 31, 1998 presentation. Such reclassifications did not affect previously reported net income or cash flows.


2.   INVENTORIES

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                              March 31, 1998     December 31, 1997
                                            --------------     -----------------

Materials                                         $  2,130              $  2,548
Finished goods                                       2,295                 1,949
                                                  --------              --------
                                                  $  4,425              $  4,497
                                                  ========              ========


3.   STOCK OPTIONS

During the first quarter of 1998, the Company granted options to purchase an aggregate of 28,000 shares of common stock at an average price of $13.31 per share. The exercise prices are equal to the Company's market price on the date of grant.


4.   COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and land under non-cancelable operating leases. The lease for the Company's headquarters expires in September 1998. In December 1997, the Company signed a ten year non-cancelable lease for a new headquarters facility, which contains a five year lease extension option. The beginning of the new lease coincides with the termination of the existing lease. The lease contains provisions for the Company to pay certain ongoing costs, such as property taxes, insurance and support costs, which are not reflected in the minimum lease payment of approximately $5.5 million. The Company expects to sublease certain portions of the new facility as permitted under the lease agreement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (Unaudited)

Percon develops, manufactures and markets bar code reading products, including radio frequency (RF) and batch portable data terminals, fixed station and integrated decoders, hand-held laser scanners, and data management application software, for the worldwide automatic identification and data collection (Auto
ID) market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and portable data terminals. The Company's products provide a rapid, accurate and efficient means to collect, process, transmit and record data. The Company's products are used in a variety of industries including education, retail, warehousing and distribution, package delivery, manufacturing, healthcare and other point-of-service applications.

The Company markets its products through a network of Auto ID distributors, value added resellers (VARs) and systems integrators, which allows the Company's products to reach small and mid-size end users cost effectively. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer (OEM) with other sales organizations. The Company also distributes its products internationally primarily through VARs in Europe, Latin America and Asia.

During 1998 the Company intends to maintain its existing acquisition strategy and to expand its product offering, primarily by increasing the number of portable data terminal products it offers. The new portable data terminal products will be based on the open system and DOS-based architectures of the Company's existing Falcon product. During the first quarter, the Company expanded its domestic sales force by hiring one national sales manager and two regional sales representatives. The Company expects to further expand its worldwide sales force during the remainder of 1998 to provide additional opportunities for increased sales of portable data terminals to a broader range of customers.

The statements in this report concerning research and product development, future staffing, the Year 2000 issue and working capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially increase the Company's research and development expense and affect the Company's planned development of new products include, but are not limited to, competitive market pressures (including increased competition, new product offerings by competitors and price pressures) and the availability of appropriate resources, the availability of third party parts and supplies at reasonable prices, changes in proposed product mix, and technological difficulties and resource constraints encountered in developing new products, as well as unfavorable business conditions and disruptions in the Auto ID industry and general economy. Factors that could materially affect the Company's plans to hire additional personnel include, but are not limited to, competition for such personnel and the Company's ability to hire and retain qualified personnel. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's information systems, its ancillary systems and associated software. Factors that could materially affect future working capital requirements include, but are not limited to, the industry factors and general business conditions noted above.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


Results of Operations

Comparison of the Three Months Ended March 31, 1998 and 1997

Net Sales

Net sales for the three months ended March 31, 1998 increased $1.1 million (17%) to $7.1 million from $6.0 million for the three months ended March 31, 1997. The increase was primarily due to increased sales volume of the Company's application software and accessories and decoder products. International sales represented approximately 39% of net sales in the first quarter of 1998 compared to 36% of net sales in the first quarter of 1997.

Gross Profit

Gross profit for the three months ended March 31, 1998 increased $252,000 (8%) to $3.4 million from $3.2 million for the three months ended March 31, 1997, representing 48.9% and 53.0% of net sales, respectively. The increase in gross profit was primarily due to the increase in net sales. The decrease in gross profit margin was primarily due to increased costs associated with restructuring the manufacturing workforce of the Company's European subsidiary.

Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended March 31, 1998 increased $152,000 (14%) to $1.2 million from $1.1 million for the three months ended March 31, 1997, representing 17.4% and 17.8% of net sales, respectively. This dollar increase primarily resulted from additional activities to support the growth in net sales, including increases in sales and marketing personnel.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 1998 increased $99,000 (17%) to $674,000 from $575,000 for the three months ended March 31, 1997, representing 9.5% of net sales for both periods. This dollar increase was primarily due to expenditures on business resources to support the increase in revenue growth.

Research and Product Development Expenses

Research and product development expenses for the three months ended March 31, 1998 decreased $98,000 (20%) to $401,000 from $499,000 for the three months ended March 31, 1997, representing 5.7% and 8.3% of net sales, respectively. The dollar decrease was a result of reorganization within the engineering group. The Company is continuing to employ additional resources to develop new portable data terminal (PDT) products. The Company expects these expenditures, as a percentage of net sales, to increase slightly over the remainder of the year.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1998 was $424,000, which represents an effective tax rate of 36.9%. Items which cause this rate to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the three months ended March 31, 1997 was $364,000, which represents an effective tax rate of 35%. The increase in the effective tax rate is primarily related to increased foreign tax rates.

Year 2000 Compliance

The Company has analyzed the impact of the Year 2000 issue on its information systems and believes its enterprise management information system addresses the Year 2000 issues on all core Company business systems. Accordingly, the Company expects the Year 2000 issue will not have a material financial impact on the Company. The Company has other ancillary systems, however, that may require modification to address the Year 2000 issue, and the Company continues to evaluate its information systems in connection with the Year 2000 issue. The Company has not thoroughly analyzed the impact of other parties' computer system failures, but the Company believes costs incurred in responding to other parties' Year 2000 computer system failures, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's business, results of operations or financial condition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


Liquidity and Capital Resources

The Company primarily financed its operations during the three months ended March 31, 1998 through cash from operations and current cash balances.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.5% at March 31, 1998. No amounts were outstanding under the line of credit at March 31, 1998. The Company also has line of credit and short-term borrowing arrangements with two foreign banks which allow for additional borrowing up to an aggregate of 1,300,000 French Francs (approximately $210,000 at March 31, 1998). These facilities bear interest at the banks' current rates, which were 8.1% and 10.1%, respectively, at March 31, 1998. No amounts were outstanding under either of these facilities at March 31, 1998.

Net cash provided by operations was $585,000 for the three months ended March 31, 1998 as compared to cash used in operations of $13,000 for the three months ended March 31, 1997. Significant changes for the three months ended March 31, 1998 included decreases in accounts payable and accrued expenses along with increases in prepaid expenses. Significant changes for the three months ended March 31, 1997 included increases in accounts receivable and inventories.

For the three months ended March 31, 1998, net cash used in investing activities totaled $203,000 as compared to $284,000 for the three months ended March 31, 1997. The Company made capital expenditures of $203,000 for the three months ended March 31, 1998 compared to $240,000 for the three months ended March 31, 1997.

During the three months ended March 31, 1998, net cash provided by financing activities totaled $278,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options. Cash used in financing activities was primarily related to the repayment of foreign long-term bank debt. During the three months ended March 31, 1997, net cash used in financing activities totaled $3,000.

The Company's current cash balances, together with the borrowings available under its line of credit agreements and cash generated from operations, are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months. There can be no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

Item 6.     Exhibits and Reports on Form 8-K


Exhibits

  27.1      Financial Data Schedule


Reports on Form 8-K

     None

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by: /s/ JASON DAVIS
    --------------------------------------------
    Jason Davis
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

    Dated:  May 13, 1998

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.       Description
-------     -----------

  27.1      Financial Data Schedule