Form 10QSB
period 1998-06-30
PERCON INC
filed 1998-08-12
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

                                  ------------

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998

                                       or

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

                                 YES [X] NO [ ]

                                  ------------

                The number of shares of common stock outstanding
                        as of August 6, 1998: 4,013,181

                      PERCON INCORPORATED and SUBSIDIARIES


                                   FORM 10-QSB

                                  June 30, 1998


                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION                                         Reference
--------------------------------------------------------------------------------

Item 1 - Financial Statements

             Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997.                            3

             Consolidated Statements of Income for the
             three months and six months ended June 30, 1998 and 1997.       4

             Consolidated Statements of Cash Flows for the
             six months ended June 30, 1998 and 1997.                        5

             Notes to Consolidated Financial Statements                  6 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operation      8 - 11


PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders                12

Item 5 - Other Information                                                  13

Item 6 - Exhibits and Reports on Form 8-K                                   13

Signature                                                                   14

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)
                                                              (Unaudited)          (Audited)
                                                                 June 30,       December 31,
                                                                    1998               1997
                                                           -------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                                $    3,313         $    1,884
     Accounts receivable, net                                      5,986              6,199
     Inventories                                                   4,370              4,497
     Prepaid expenses and other                                      648                501
     Income Taxes Receivable                                          68
     Deferred income tax asset                                       160                174
                                                           -------------      -------------
       Total current assets                                       14,545             13,255

Property and equipment, net                                        2,585              2,542
Goodwill and intangibles, net                                      1,391              1,557
                                                           -------------      -------------

       Total assets                                           $   18,521         $   17,354
                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                        $       91         $       89
     Accounts payable                                              1,660              1,604
     Accrued expenses                                                826                865
     Deferred revenue                                                 88                 38
     Income taxes payable                                                               207
                                                           -------------      -------------
       Total current liabilities                                   2,665              2,803

Deferred income taxes                                                365                448
Long-term debt, less current portion                                 699                755
Other                                                                 28                 24
                                                           -------------      -------------

       Total liabilities                                           3,757              4,030
                                                           -------------      -------------

Shareholders' equity:
   Common stock, no par value, 20,000,000 shares authorized,
      4,007,971 and 3,976,061 shares issued and
      outstanding, respectively                                    9,201              9,003
   Preferred stock, 5,000,000 shares authorized,
      none issued
   Cumulative translation adjustment                                (329)              (435)
   Retained earnings                                               5,892              4,756
                                                           -------------      -------------
       Total shareholders' equity                                 14,764             13,324
                                                           -------------      -------------

       Total liabilities and shareholders' equity             $   18,521         $   17,354
                                                           =============      =============

See accompanying notes.

PERCON INCORPORATED
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)
                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                            June 30,
                                                                    1998            1997                1998            1997
                                                            ------------    ------------        ------------    ------------
Net sales                                                   $      7,093    $      6,751        $     14,151    $     12,784
Cost of goods sold                                                 3,794           3,260               7,404           6,097
                                                            ------------    ------------        ------------    ------------
     Gross profit                                                  3,299           3,491               6,747           6,687
Operating Expenses:
   Selling, marketing and customer service                         1,418           1,108               2,643           2,181
   General and administrative                                        765             614               1,439           1,189
   Research and product development                                  459             507                 860           1,006
                                                            ------------    ------------        ------------    ------------
     Operating income                                                657           1,262               1,805           2,311

Interest and other income  (expense), net                             20             (27)                 22             (36)
                                                            ------------    ------------        ------------    ------------
     Income before taxes                                             677           1,235               1,827           2,275

Provision for income taxes                                           267             434                 691             798
                                                            ------------    ------------        ------------    ------------
     Net income                                             $        410    $        801        $      1,136    $      1,477
                                                            ============    ============        ============    ============
     Net income per share - Basic                           $       0.10    $       0.20        $       0.28    $       0.37
                                                            ============    ============        ============    ============
     Net income per share - Diluted                         $       0.10    $       0.20        $       0.28    $       0.36
                                                            ============    ============        ============    ============

Weighted average shares outstanding - Basic                        3,998           3,962               4,003           3,961
                                                            ============    ============        ============    ============
Weighted average shares outstanding - Diluted                      4,062           4,064               4,099           4,090
                                                            ============    ============        ============    ============

See accompanying notes.

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                               Six Months Ended
                                                                                    June 30,
                                                                                 1998               1997
                                                                        -------------      -------------
Cash flows from operating activities:
   Net Income                                                           $       1,136      $       1,477
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
   Depreciation and amortization                                                  597                549
   Deferred income taxes                                                          (69)               (28)
   Change in operating assets and liabilities, net of effects from acquisition of business:
    Accounts receivable                                                         1,509             (1,340)
    Inventories                                                                   109               (729)
    Prepaid expenses and other                                                   (104)               128
    Accounts payable and accrued expenses                                      (1,550)              (671)
                                                                        -------------      -------------
    Net cash provided by (used in) operating activities                         1,628               (614)
                                                                        -------------      -------------

Cash flows from investing activities:
   Equipment purchases                                                           (477)              (365)
   Purchase of technology                                                         (12)               (46)
                                                                        -------------      -------------
     Net cash used in investing activities                                       (489)              (411)
                                                                        -------------      -------------

Cash flows from financing activities:
   Principal paid on long-term debt                                               (46)               (46)
   Proceeds from stock issued                                                     257                 25
   Tax benefit from exercise or early disposition
      of certain stock options                                                     77                  0
                                                                        -------------      -------------
     Net cash provided by (used in) financing activities                          288                (21)
                                                                        -------------      -------------

Effect of exchange rate changes on cash                                             2                (19)
                                                                        -------------      -------------

Net increase (decrease) in cash and cash equivalents                            1,429             (1,065)
Cash and cash equivalents at beginning of period                                1,884              1,601
                                                                        -------------      -------------

Cash and cash equivalents at end of period                              $       3,313      $         536
                                                                        =============      =============


Supplemental disclosure:
   Interest paid                                                        $          39      $          46
   Taxes paid                                                           $       1,016      $       1,036

See accompanying notes.

                      PERCON INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

The consolidated financial statements include the accounts of Percon Incorporated ("Percon" or the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis Of Reporting

The accompanying interim consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the six months ended June 30,1998 are not necessarily indicative of the results to be expected for the full year.

The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities available-for-sale that are currently included as a component of stockholder's equity. The following table presents the unaudited pro forma comprehensive income amounts under the new standard:

                                                     Three Months Ended               Six Months Ended
(In thousands)                                            June 30,                        June 30,
                                                        1998          1997              1998          1997
                                                  ----------    ----------        ----------    ----------
Net Income                                        $      410    $      801        $    1,136    $    1,477
Other Comprehensive Income Net of Tax
Foreign Currency Translation Adjustment                  121           (75)               65          (216)
                                                  ----------    ----------        ----------    ----------
Comprehensive Income                              $      531    $      726        $    1,201    $    1,261
                                                  ==========    ==========        ==========    ==========

In June 1997 FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires disclosure of information and key revenue producing segments of an entity. The Company believes that SFAS No. 131 will not affect financial reporting because the Company and its wholly owned subsidiary's products, services, and customer base are fundamentally similar in nature and disaggregation would not be an accurate indication as to how the Company makes management decisions.

                      PERCON INCORPORATED and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


In February 1998 FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises employers' disclosures about pension and other postretirement benefit plans. Management believes they are in compliance with the new standard.


Reclassifications

Certain prior-period amounts have been reclassified to conform with the June 30, 1998 presentation. Such reclassifications did not affect previously reported net income or cash flows.


2.   INVENTORIES

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                    June 30, 1998             December 31, 1997
                                  -------------             -----------------

Materials                             $   2,400                     $   2,548
Finished goods                            1,970                         1,949
                                      ---------                     ---------
                                      $   4,370                     $   4,497
                                      =========                     =========


3.   STOCK OPTIONS

During the first six months of 1998, the Company granted options to purchase an aggregate of 89,000 shares of common stock at an average price of $11.61 per share. The exercise prices are equal to the Company's market price on the date of grant.


4.   COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and land under non-cancelable operating leases. The lease for the Company's headquarters expires in September 1998. In December 1997, the Company signed a ten year non-cancelable lease for a new headquarters facility, which contains a five year lease extension option. The beginning of the new lease coincides with the termination of the existing lease. The lease contains provisions for the Company to pay certain ongoing costs, such as property taxes, insurance and support costs, which are not reflected in the minimum lease payments totaling approximately $5.5 million. The Company expects to sublease certain portions of the new facility as permitted under the lease agreement.

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


Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 1998 and 1997

Net Sales

Net sales for the three months ended June 30, 1998 increased $342,000 (5.1%) to $7.1 million from $6.8 million for the three months ended June 30, 1997. Net sales for the six months ended June 30, 1998 increased $1.4 million (10.7%) to $14.2 million from $12.8 million for the six months ended June 30, 1997. These increases were primarily due to increased sales volume of the Company's portable products. International sales represented approximately 37% of net sales for the three months ended June 30, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


and for the same period in 1997. International sales represented approximately 43% of net sales for the six months ended June 30, 1998 compared to 37% of net sales for the same period in 1997.

Gross Profit

Gross profit for the three months ended June 30, 1998 decreased $192,000 (5.5%) to $3.3 million from $3.5 million for the three months ended June 30, 1997, representing 46.5% and 51.7% of net sales, respectively. Gross profit for the six months ended June 30, 1998 increased $60,000 (.9%) for the six months ended June 30, 1997, representing 47.7% and 52.3% of net sales, respectively. The decrease in gross profit for the three months and six months ended June 30, 1998 was primarily due to the product mix change toward increased portable sales which have lower gross margin than decoder and software products.

Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended June 30, 1998 increased $310,000 (28.0%) to $1.4 million from $1.1 million for the three months ended June 30, 1997, representing 20.0% and 16.4% of net sales, respectively. Selling, marketing and customer service expenses for the six months ended June 30, 1998 increased $462,000 (21.2%) to $2.6 million from $2.2 million for the six months ended June 30, 1997, representing 18.7% and 17.1% of net sales, respectively. These increases primarily resulted from increases in sales and marketing personnel and activities to support growth in net sales.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 1998 increased $151,000 (24.6%) to $765,000 from $614,000 for the three months ended June 30, 1997, representing 10.8% and 9.1% of net sales, respectively. General and administrative expenses for the six months ended June 30, 1998 increased $250,000 (21.0%) to $1.4 million from $1.2 million for the six months ended June 30, 1997, representing 10.2% and 9.3% of net sales, respectively. These increases were primarily due to increased building rental expense, legal fees associated with reducing manufacturing staff in Europe and U.S. trademark filings.

Research and Product Development Expenses

Research and product development expenses for the three months ended June 30, 1998 decreased $48,000 (9.5%) to $459,000 from $507,000 for the three months ended June 30, 1997, representing 6.5% and 7.5% of net sales, respectively. Research and product development expenses for the six months ended June 30, 1998 decreased $146,000 (14.5%) to $860,000 from $1.0 million for the six months ended June 30, 1997, representing 6.1% and 7.9% of net sales, respectively. The decreases were a result of reorganization within the engineering group. This reorganization allowed the Company to focus additional resources on development of new portable data terminal (PDT) products. These expenses are expected to remain relatively stable for the remainder of the year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 1998 was $267,000, which represents an effective tax rate of 39.4%. The provision for income taxes for the six months ended June 30, 1998 was $691,000, which represents an effective tax rate of 37.8%. Items which cause these rates to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the three months ended June 30, 1997 was $434,000, which represents an effective tax rate of 35.1%. The provision for income taxes for the six months ended June 30, 1997 was $798,000, which represents an effective tax rate of 35.1%. These increases in the effective tax rate are primarily related to increased foreign tax rates.


Year 2000 Compliance

The Company has completed a preliminary analysis of the impact of the Year 2000 issue on its information systems. At this stage, the Company believes its enterprise management information system addresses the Year 2000 issues on all core Company business systems. The Company has other ancillary systems, however, that may require modification to address the Year 2000 issue. In place is a plan to comprehensively evaluate the entire information infrastructure of the Company by year end 1998. It is the goal of this plan to quantify and qualify the level of actual exposure present, the associated costs, and the timeline needed for complete inoculation. The Company has not thoroughly analyzed the impact of other parties' computer system failures, but the objective evaluation of key suppliers and customers is present in the existing evaluation plan yet to be completed. The Company believes costs incurred in responding to other parties' Year 2000 computer system failures, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's business, results of operations or financial condition.


Liquidity and Capital Resources

The Company primarily financed its operations during the six months ended June 30, 1998 through cash from operations and current cash balances.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.5% at June 30, 1998. No amounts were outstanding under the line of credit at June 30, 1998. The Company also has line of credit and short-term borrowing arrangements with two foreign banks that permit additional borrowing up to an aggregate of 1,300,000 French Francs (approximately $220,000 at June 30, 1998). These facilities bear interest at the banks' current rates, which were 8.1% and 10.1%, respectively, at June 30, 1998. No amounts were outstanding under either of these facilities at June 30, 1998.

Net cash provided by operations was $1.6 million for the six months ended June 30, 1998 compared to cash used in operations of $614,000 for the six months ended June 30, 1997. Significant changes for the six months ended June 30, 1998 included non-cash charges for amortization and depreciation along with decreases in accounts receivable, accounts payable and accrued expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


For the six months ended June 30, 1998, net cash used in investing activities totaled $489,000 compared to $411,000 for the six months ended June 30, 1997. The Company made capital expenditures of $477,000 for the six months ended June 30, 1998 compared to $365,000 for the six months ended June 30, 1997.

During the six months ended June 30, 1998, net cash provided by financing activities totaled $288,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options and tax benefits from disqualifying dispositions of incentive stock options. During the six months ended June 30, 1997, net cash used in financing activities totaled $21,000. Cash used in financing activities was primarily related to the repayment of foreign long-term bank debt.

The Company's current cash balances, together with the borrowings available under its line of credit agreements and cash generated from operations, are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months. There is no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 1998 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At May 22, 1998, 4,012,271 shares of Common Stock were outstanding and eligible to vote at the Annual Meeting.

1. The shareholders elected each of Michael P. Coughlin, Andy J. Storment, Arlen I. Prentice, Donald K. Skinner, and Dana E. Siebert to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

     Michael P. Coughlin
     -------------------
                           3,411,513  shares in favor
                             134,480  shares against or withheld
                                   0  abstentions
                                   0  broker non-votes

     Andy J. Storment
     ----------------
                           3,412,543  shares in favor
                             133,450  shares against or withheld
                                   0  abstentions
                                   0  broker non-votes

     Arlen I. Prentice
     -----------------
                           3,413,543  shares in favor
                             132,450  shares against or withheld
                                   0  abstentions
                                   0  broker non-votes

     Donald K. Skinner
     -----------------
                           3,412,543  shares in favor
                             133,450  shares against or withheld
                                   0  abstentions
                                   0  broker non-votes

     Dana E. Siebert
     ---------------
                           3,413,543  shares in favor
                             132,450  shares against or withheld
                                   0  abstentions
                                   0  broker non-votes


2. The shareholders approved, by the vote indicated below, an amendment to the Company's 1995 Stock Incentive Plan (the "Plan") to increase the number of authorized shares of Common Stock available under the Plan from 500,000 shares to 600,000 shares.

                           3,314,898  shares in favor
                             216,734  shares against or withheld
                              14,361  abstentions
                                   0  broker non-votes

Item 5.  Other Information

     In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after February 27, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 14, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits

     27.1  Financial Data Schedule


Reports on Form 8-K

     None

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by: /s/ JASON DAVIS
    ------------------------------
        Jason Davis
        Chief Financial Officer
       (Principal Financial and Accounting Officer)

        Dated:  August 12, 1998