Form 10QSB
period 1998-09-30
PERCON INC
filed 1998-11-16
CIK 876573

[later]

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

For the quarterly period ended: September 30, 1998

                                       or

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

                               1800 Millrace Drive
                                Eugene, OR 97403
                    (Address of principal executive offices)

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

                                 YES _X_  NO ___
                                 ---------------

The number of shares of common stock outstanding as of November 10, 1998:
3,983,181

                      PERCON INCORPORATED and SUBSIDIARIES


                                   FORM 10-QSB

                               September 30, 1998


                                      INDEX

                                                                        Page
PART I - FINANCIAL INFORMATION                                        Reference
-------------------------------------------------------------------------------

Item 1 - Financial Statements

             Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997.                     3

             Consolidated Statements of Income for the three
             months and nine months ended September 30, 1998 and 1997.     4

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1998 and 1997.                5

             Notes to Consolidated Financial Statements                  6 - 8

Item 2 - Management's Discussion and Analysis or Plan of Operation       9 - 13


PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information                                                14

Item 6 - Exhibits and Reports on Form 8-K                                 14

Signature                                                                 15

PERCON INCORPORATED
Consolidated Balance Sheets
(Dollars in thousands)
                                             (Unaudited)           (Audited)
                                            September 30,         December 31,
                                                1998                  1997
                                            ------------          -----------
ASSETS
Current assets:
     Cash and cash equivalents              $      4,373          $     1,884
     Accounts receivable, net                      6,975                6,199
     Inventories, net                              4,062                4,497
     Prepaid expenses and other                      677                  501
     Deferred income tax asset                       170                  174
                                            ------------          -----------
       Total current assets                       16,257               13,255

Property and equipment, net                        2,837                2,542
Goodwill and intangibles, net                      1,437                1,557
                                            ------------          -----------

       Total assets                         $     20,531          $    17,354
                                            ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt      $        102          $        89
     Accounts payable                              2,219                1,604
     Accrued expenses                              1,112                  865
     Deferred revenue                                106                   38
     Income taxes payable                            205                  207
                                            ------------          -----------
       Total current liabilities                   3,744                2,803

Deferred income taxes                                350                  448
Long-term debt, less current portion                 730                  755
Other                                                 31                   24
                                            ------------          -----------

       Total liabilities                           4,855                4,030
                                            ------------          -----------

Shareholders' equity:
   Preferred stock, 5,000,000 shares
      authorized, none issued
   Common stock, no par value,
      20,000,000 shares authorized,
      4,013,181 and 3,976,061 shares issued
      and outstanding, respectively                9,340                9,003
   Cumulative translation adjustment                (184)                (435)
   Retained earnings                               6,520                4,756
                                            ------------          -----------
       Total shareholders' equity                 15,676               13,324
                                            ------------          -----------

       Total liabilities and
         shareholders' equity               $     20,531          $    17,354
                                            ============          ===========


See accompanying notes to consolidated financial statements.

PERCON INCORPORATED
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)
                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                     1998             1997              1998             1997
                                                 ------------     ------------      ------------     -----------

Net sales                                        $      7,818     $      7,116      $     21,969     $    19,900
Cost of goods sold                                      4,117            3,560            11,521           9,657
                                                 ------------     ------------      ------------     -----------
     Gross profit                                       3,701            3,556            10,448          10,243
Operating Expenses:
   Selling, marketing and customer service              1,486            1,095             4,129           3,276
   General and administrative                             824              637             2,263           1,826
   Research and product development                       403              479             1,263           1,485
                                                 ------------     ------------      ------------     -----------
     Operating income                                     988            1,345             2,793           3,656

Interest and other income (expense), net                   32              (11)               54             (47)
                                                 ------------     ------------      ------------     -----------
     Income before taxes                                1,020            1,334             2,847           3,609

Provision for income taxes                                392              399             1,083           1,197
                                                 ------------     ------------      ------------     -----------
     Net income                                  $        628     $        935      $      1,764     $     2,412
                                                 ============     ============      ============     ===========
     Net income per share - Basic                $       0.16     $       0.24      $       0.44     $      0.61
                                                 ============     ============      ============     ===========
     Net income per share - Diluted              $       0.16     $       0.23      $       0.43     $      0.59
                                                 ============     ============      ============     ===========

Weighted average shares outstanding - Basic             4,013            3,963             4,006           3,961
                                                 ============     ============      ============     ===========
Weighted average shares outstanding - Diluted           4,016            4,147             4,067           4,096
                                                 ============     ============      ============     ===========

PERCON INCORPORATED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                                  Nine Months Ended
                                                                    September 30,
                                                               1998               1997
                                                           ------------       ------------

Cash flows from operating activities:
   Net Income                                              $      1,764       $      2,412
   Adjustments to reconcile net income
      to net cash provided by (used in)
         operating activities:
   Depreciation and amortization                                    911                846
   Deferred income taxes                                            (94)               (79)
   Change in operating assets and liabilities,
      net of effects from acquisition of business:
   Accounts receivable                                             (776)            (1,676)
   Inventories                                                      435               (791)
   Prepaid expenses and other                                      (137)                63
   Accounts payable and accrued expenses                            928               (372)
                                                           ------------       ------------
     Net cash provided by operating activities                    3,031                403
                                                           ------------       ------------

Cash flows from investing activities:
   Capital Expenditures                                            (956)              (445)
   Purchase of technology                                           (39)               (47)
                                                           ------------       ------------
     Net cash used in investing activities                         (995)              (492)
                                                           ------------       ------------

Cash flows from financing activities:
   Principal paid on long-term debt                                 (12)               (68)
   Proceeds from stock issued                                       260                 42
   Tax benefit from exercise or early
      disposition of certain stock options                           77                  0
                                                           ------------       ------------
     Net cash provided by (used in)
       financing activities                                         325                (26)
                                                           ------------       ------------

Effect of exchange rate changes on cash                             128                (15)
                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents              2,489               (130)
Cash and cash equivalents at beginning of period                  1,884              1,601
                                                           ------------       ------------

Cash and cash equivalents at end of period                 $      4,373       $      1,471
                                                           ============       ============



Supplemental disclosure:
   Interest paid                                           $         59       $         67
   Taxes paid                                              $      1,121       $      1,505


See accompanying notes to consolidated financial statements.

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

Basis Of Reporting

The accompanying interim consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the nine months ended September 30,1998 are not necessarily indicative of the results to be expected for the full year.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities available-for-sale that are currently included as a component of stockholder's equity. The following table presents the unaudited comprehensive income amounts under the new standard:

                                            Three Months Ended      Nine months Ended
(In thousands)                                 September 30,           September 30,
                                            1998          1997       1998         1997
                                            ----          ----      ------       ------
Net Income                                  $628          $935      $1,764       $2,411
Other Comprehensive Income Net of Tax
Foreign Currency Translation Adjustment      173            (7)        155         (231)
                                            ----          ----      ------       ------

Comprehensive Income                        $801          $928      $1,919       $2,180
                                            ====          ====      ======       ======

                      PERCON INCORPORATED and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

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

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized through comprehensive income until the hedged item is recognized in earnings. The Company believes that SFAS No. 133 will not affect financial reporting because the Company and its wholly owned subsidiary are not currently involved in any hedge positions at this time, nor are there any plans to adopt such a position in the near future.


Reclassifications

Certain prior period amounts have been reclassified to conform with the September 30, 1998 presentation. Such reclassifications did not affect previously reported net income or cash flows.


2. INVENTORIES

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

                            (Unaudited)                     (Audited)
(In thousands)           September 30, 1998             December 31, 1997
                         ------------------             -----------------
Materials                            $2,041                        $2,548
Finished goods                        2,021                         1,949
                                      -----                         -----
                                     $4,062                        $4,497
                                     ======                        ======


3. STOCK OPTIONS

During the first nine months of 1998, the Company granted options to purchase an aggregate of 103,500 shares of common stock at an average price of $11.07 per share. The exercise prices are equal to the Company's market price on the date of grant.

                      PERCON INCORPORATED and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


4. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and land under non-cancelable operating leases. The lease for the Company's headquarters expired in September 1998. In December 1997, the Company signed a ten year non-cancelable lease for a new headquarters facility, which contains a five year lease extension option. The lease contains provisions for the Company to pay certain ongoing costs, such as property taxes, insurance and support costs, which are not reflected in the minimum lease payments totaling approximately $5.5 million. The Company expects to sublease certain portions of the new facility as permitted under the lease agreement. As of September 30, 1998 the Company had completed its move to the new facility.

On October 8, 1998 the Company announced that its Board of Directors has authorized the repurchase of up to 250,000 shares of its common stock. The shares may be repurchased from time to time through open market transactions, and funded from existing cash balances or from borrowings under bank credit arrangements. As of November 10, 1998 the Company had repurchased a total of 30,000 shares.

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

The Company markets its products through a network of Auto ID distributors, value added resellers (VARs) and systems integrators. This method of distribution allows the Company's products to reach small and mid-size end user customers in a cost effective manner. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer (OEM) with other sales organizations. The Company also distributes its products internationally primarily through VARs in Europe, Latin America and Asia.

The statements in this report concerning the Year 2000 issue and working capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's information systems, its ancillary systems and associated software. Factors that could materially affect future working capital requirements include, but are not limited to, competitive market pressures (including increased competition, new product offerings by competitors and price pressures) and the availability of appropriate resources, unfavorable business conditions and disruptions in the Auto ID industry and general economy.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


Results of Operations

Comparison of the Three Months and Nine months Ended September 30, 1998 and
1997.


Net Sales

Net sales for the three months ended September 30, 1998 increased $702,000 (9.9%) to $7.8 million from $7.1 million for the three months ended September 30, 1997. Net sales for the nine months ended September 30, 1998 increased $2.1 million (10.4%) to $22.0 million from $19.9 million for the nine months ended September 30, 1997. These increases were primarily due to increased sales volume of the Company's portable products. International sales represented approximately 38% and 37% of net sales for the three months and nine months ended September 30, 1998 and 1997, respectively.


Gross Profit

Gross profit for the three months ended September 30, 1998 increased $145,000 (4.1%) to $3.7 million from $3.6 million for the three months ended September 30, 1997, representing 47.3% and 50.0% of net sales, respectively. Gross profit for the nine months ended September 30, 1998 increased $205,000 (2.0%) to $10.4 million from $10.2 million for the nine months ended September 30, 1997, representing 47.6% and 51.5% of net sales, respectively. The increase in gross profit for the three months and nine months ended September 30, 1998 was primarily due to increased sales of portable products and software. The decline in gross margin for the three months and nine months ended September 30, 1998 was due to a higher sales mix of portable products, which typically carry lower margins.


Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended September 30, 1998 increased $391,000 (35.7%) to $1.5 million from $1.1 million for the three months ended September 30, 1997, representing 19.0% and 15.4% of net sales, respectively. Selling, marketing and customer service expenses for the nine months ended September 30, 1998 increased $853,000 (26.0%) to $4.1 million from $3.3 million for the nine months ended September 30, 1997, representing 18.8% and 16.5% of net sales, respectively. These increases are primarily due to expansion of sales and marketing efforts to support growth in revenue.


General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 1998 increased $187,000 (29.4%) to $824,000 from $637,000 for the three months ended September 30, 1997, representing 10.5% and 9.0% of net sales, respectively. General and administrative expenses for the nine months ended September 30, 1998 increased $437,000 (23.9%) to $2.3 million from $1.8 million for the nine months ended September 30, 1997, representing 10.3% and 9.2% of net sales, respectively. These increases were primarily due to costs associated with the Company's relocation to new headquarter offices, severance payments related to reductions in the workforce of the Company's European subsidiary, and the reclassification of certain costs from selling, marketing, and customer service expenses to general and administrative expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


Research and Product Development Expenses

Research and product development expenses for the three months ended September 30, 1998 decreased $76,000 (15.9%) to $403,000 from $479,000 for the three months ended September 30, 1997, representing 5.2% and 6.7% of net sales, respectively. Research and product development expenses for the nine months ended September 30, 1998 decreased $222,000 (14.9%) to $1.3 million from $1.5 million for the nine months ended September 30, 1997, representing 5.8% and 7.5% of net sales, respectively. The decrease for the three and nine months ended September 30, 1998 was largely attributable to capitalization of certain expenses in accordance with generally accepted accounting principles (GAAP), after two new products reached technological feasibility. The capitalized amounts were 1.1% and 0.8% of net sales for the three and nine months ended September 30, 1998.


Interest and Other Income

Interest and other income for the three months ended September 30, 1998 increased $43,000 to $32,000 from ($11,000) for the three months ended September 30, 1997. Interest and other income for the nine months ended September 30, 1998 increased $101,000 to $54,000 from ($47,000) for the nine months ended September 30, 1997. The increases for the three and nine months ended September 30, 1998 were due to increased interest income on cash balances and decreased interest payments on foreign bank debt.


Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 1998 was $392,000, which represents an effective tax rate of 38.4%. The provision for income taxes for the nine months ended September 30, 1998 was $1.1 million, which represents an effective tax rate of 38.0%. Items which cause these rates to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the three months ended September 30, 1997 was $399,000, which represents an effective tax rate of 29.9%. The provision for income taxes for the nine months ended September 30, 1997 was $1.2 million, which represents an effective tax rate of 33.2%. These increases in the effective tax rate are primarily related to increased foreign tax rates and loss of a onetime state tax credit.


Net Income

Net income for the three months ended September 30, 1998 decreased $307,000 (32.8%) to $628,000 from $935,000 for the three months ended September 30, 1997, representing 8.0% and 13.1% of net sales, respectively. Net income for the nine months ended September 30, 1998 decreased $648,000 (26.9%) to $1.8 million from $2.4 million for the nine months ended September 30, 1997, representing 8.0% and 12.1% of net sales, respectively. The decrease for the three and nine months ended September 30, 1998 was due to increased operating expenses and slower than anticipated growth in revenue.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION, Continued
                                   (Unaudited)


Year 2000 Compliance

The Year 2000 issue relates to the inability of some computers and computer software programs to accurately recognize dates after 1999 expressed as a two-digit number. The inability to accurately recognize date information could affect computer operations and calculations or cause computer systems and computer-dependent mechanical systems not to operate properly.

The Company's assessment of the potential impact of the Year 2000 problem is broken into two phases. The first phase, referred to as the Detection Phase, identifies and catalogs all mechanical and operational systems owned or operated by the Company that rely on date related information to function properly. The Company has recently completed the first phase of this assessment for its domestic operations. A similar assessment of its European operations has an expected completion date of December 1, 1998. The second phase, Remediation, will repair, replace, or retire any systems found to be non-compliant and is scheduled to begin early in 1999 with an anticipated completion date of June 1, 1999.

The Detection Phase for domestic operations found only minor upgrades and replacements are required to gain full Year 2000 compliance. Specifically, there are hardware and software upgrades required to bring the Company's general ledger and associated operating system into compliance. The remainder of the domestic non-compliant systems require only incremental software upgrades, or are non-critical in nature.

Major risks for the Company yet to be identified fully are related to the state of preparedness of major suppliers and customers, and the general disruption posed by the Year 2000 on both domestic and European economies. In a comprehensive survey of major suppliers, no immediate problems in the delivery of materials required for the Company to sustain operations was discovered. Likewise, customers polled expressed no identifiable concerns regarding the Year 2000. Discussions with these key business partners will continue and contingency plans developed as needed based on assessments of their exposure and remediation plans. If major suppliers, customers, or economic conditions are impacted by the Year 2000, there may be a negative impact on the Company's performance and operational results.

Procedures are underway to upgrade or replace all non-compliant systems by June 1, 1999. At that time additional testing and follow up repair and modifications are expected to result in full system compliance by July 1, 1999. For non-system related exposure, the Company intends to develop contingency plans as additional information from suppliers, customers, and local authorities is gathered and evaluated for potential impact on Company operations.

The Company is continuing to assess the cost requirements of any required modifications to the Company's primary or ancillary systems in order to bring these systems into full compliance with the Year 2000.


Liquidity and Capital Resources

The Company primarily financed its operations during the nine months ended September 30, 1998 through cash from operations and current cash balances.

The Company's domestic line of credit permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the banking agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the Bank's prime rate, which was 8.5% at

September 30, 1998. No amounts were outstanding under the line of credit at September 30, 1998. The Company also has line of credit and short-term borrowing arrangements with two foreign banks that permit additional borrowing up to an aggregate of 2,000,000 French francs (approximately $363,000 at September 30,
1998). These facilities bear interest at the banks' current rates, which were 9.98% at September 30, 1998. No amounts were outstanding under either of these facilities at September 30, 1998.

Net cash provided by operations was $3.0 million for the nine months ended September 30, 1998 compared to cash provided by operations of $403,000 for the nine months ended September 30, 1997. Significant changes for the nine months ended September 30, 1998 included non-cash charges for amortization and depreciation along with increases in accounts receivable and decreases in inventories and accounts payable which had increased in the prior nine month period.

For the nine months ended September 30, 1998, net cash used in investing activities totaled $995,000 compared to $492,000 for the nine months ended September 30, 1997. The Company made capital expenditures of $956,000 for the nine months ended September 30, 1998 compared to $445,000 for the nine months ended September 30, 1997.

During the nine months ended September 30, 1998, net cash provided by financing activities totaled $325,000. Cash from financing activities was primarily provided through proceeds from stock issued upon exercise of stock options and tax benefits from disqualifying dispositions of incentive stock options. During the nine months ended September 30, 1997, net cash used in financing activities totaled $26,000. Cash used in financing activities was primarily related to the repayment of foreign long-term bank debt.

The Company's current cash balances, together with the borrowings available under its line of credit agreements and cash generated from operations, are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months. There is no assurance that additional financing will be available if required or on terms deemed favorable by the Company.

                           PART II - OTHER INFORMATION


Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

           A report on Form 8-K was filed by the Company on September 10, 1998 reporting a change in certifying accountants from PriceWaterhouseCoopers LLP to KPMG Peat Marwick LLP.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERCON INCORPORATED


by: /s/ JASON DAVIS
   ----------------------------
        Jason Davis
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

        Dated: November 10, 1998