Form 10KSB
period 1998-12-31
PERCON INC
filed 1999-03-31
CIK 876573

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: December 31, 1998

                                       Or
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________to ________________



-------------------------------------------------------------------------------
                         Commission File Number: 0-26462
-------------------------------------------------------------------------------

                               PERCON INCORPORATED
        (Exact name of small business issuer as specified in its charter)


                 Washington                                 91-1486560
         (State of Incorporation)                         (IRS Employer
                                                        Identification No.)

                               1800 Millrace Drive
                                Eugene, OR 97403
                    (Address of principal executive offices)

Registrant's telephone number, including area code (541) 344-1189

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days YES   X   NO
                                                             -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended December 31, 1998 were $31,070,940.

                      Documents Incorporated by Reference
                      -----------------------------------

Proxy Statement for 1999 Annual Meeting of Shareholders incorporated into Part III of Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was $25,420,076. The number of shares of Common Stock outstanding on March 25, 1999 was 3,910,781. Transitional Small Business
Disclosure Format (Check One): YES       NO   X
                                   -----    -----
-------------------------------------------------------------------------------

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

Percon Incorporated ("Percon" or the "Company") develops, assembles, and markets a complete line of data collection hardware and data management software products. These products are primarily sold into the Automatic Data Collection ("ADC") industry. The Company's product offering includes radio frequency ("RF") and batch portable data collection terminals ("PDCT"), fixed station and integrated decoders, hand-held laser scanners, data management application software, and terminal emulation software. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and PDCTs. The Company's products provide a rapid, accurate, and efficient means to collect, process, transmit, record, and manage data. The Company's products are used principally in point-of-sale, point-of-service, and inventory management applications in a wide variety of industries, including manufacturing, warehousing and distribution, package delivery, retail, education, and healthcare.

Percon markets its products through a network of ADC distributors, value-added resellers ("VARs"), and systems integrators, which allows the Company's products to reach small and mid-size end users cost effectively. The Company believes these end users will account for most of the future growth of the ADC industry because the use of ADC equipment is not as widespread among these organizations as it is among larger companies. The Company believes smaller end users find the ease of use, durability, and price/performance characteristics of the Company's products, together with the Company's excellent customer service, particularly attractive. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an original equipment manufacturer ("OEM") with other sales organizations. The Company also distributes its products internationally primarily through VARs in Europe, Latin America, and Asia.

In 1998 the Company introduced several products.

     Falcon 320 and 325 - The Falcon 320 and Falcon 325 hand-held portable data terminals are the most recent innovative technology from Percon, offering a 16-line screen, 486-class processor, 33 MHz operating speed, integrated scanning, real-time RF connectivity, user-accessible PC Card slot, a 57-key full alphanumeric keypad, and 8 MB RAM. Both products share the same DOS
     6.22 operating system, Universal Program Generator ("UPG") visual development tool, chargers, and other accessories. The Falcon 325 is RF enabled and operates on 2.4GHz spread spectrum radio frequency. The Falcon 320 is a batch model.

     IntelliTrack RF - IntelliTrack RF is a reliable, affordable, and easy-to-use real-time inventory control solution. IntelliTrack RF provides sub-second response times, a complete audit trail, and paperless receiving. This 32-bit application operates under Microsoft Windows 95, 98, and NT. Combining IntelliTrack with a Falcon 315 or 325 RF DOS portable data terminal creates a real-time warehouse management system.

     PowerNet TN Terminal Emulation Software- PowerNet TN permits configuration of the Falcon 315 and Falcon 325 RF PDCTs for wireless data applications. PowerNet TN supports VT100/220, HP700/92, and IBM 3270/5250 terminal emulation on the Falcon 315 and 325.

     Universal Program Generator (UPG) Version 2.0 - UPG v2.0 is the latest version of the open-architecture, 32-bit Windows(R)-based portable application generator that creates 'C'-based programs for DOS-based portable terminals.

     Falcon Four Slot Dock - Provides a convenient docking/storage base for Percon's Falcon line of portable data terminals, featuring two-way communications with the host PC, and intelligent power management.

Percon's goal is to be a leading provider of innovative, high quality ADC products that are easy to use and offer superior price/performance backed by exceptional customer service. Key elements of the Company's strategy to achieve this goal include:

     (i) focusing on users in small and mid-size organizations, especially those in manufacturing, warehousing, distribution, and logistics markets;

     (ii) tightly integrating the Company's hardware and application software to provide customers a complete solution for their business needs;

     (iii) rapidly expand the Company's open-systems and RF product offerings;

     (iv)  leveraging third party ADC distribution channels;

     (v)   emphasizing superior price/performance and customer service;

     (vi) enhancing and diversifying product lines, particularly in the PDCT family of products;

     (vii) expanding the Company's sales channels to support relationships as an OEM for companies that sell to large end user customers and expanding international sales channels; and

     (viii) expanding through strategic acquisitions and partnerships.

Since the Company's initial public offering ("IPO") in July 1995, the Company has:

     o Increased and diversified its product offering to include data management application software through the acquisition of IntelliScan, Inc. ("IntelliScan"), a Menlo Park, California based developer of Microsoft Access-based software.
     o Increased its sales outside of the United States and Canada from 9% in 1995 to over 36% in 1998.
     o Acquired Percon Europe (formerly known as STI S.A.), a Paris based decoder manufacturer, in March 1996. This acquisition greatly increased Percon's international revenue, expanded its fixed station and integrated decoder product lines, and provided existing European channels for increased sales of Percon's PDCTs and application software.
     o Introduced SnapShot(R) in October 1996, the first hand-held input device manufactured by the Company.
     o Introduced the Falcon, the Falcon RF, and UPG in 1997, enabling Percon to enter the wireless portable data terminal market and begin competing in the growing market for open-systems architecture, DOS-based PDCTs.
     o Significantly expanded the Company's sales and management teams in 1997 and 1998 to support growth in revenues and earnings, both domestically and internationally.
     o Moved the Eugene-based corporate headquarters to a new facility, providing the Company additional room for growth.
     o Introduced the Falcon 320, the Falcon 325, and IntelliTrack RF inventory control software. These new products broaden the Percon family of products and round out its wireless data collection solutions.

The statements concerning the expected expansion of the ADC market and the segments thereof, new product introductions and the markets into which these products will be sold, anticipated sales of the Company's products, Year 2000 system issues, expected execution of the acquisition strategy, product cost reductions, research and development and rental expense, expected tax rates and working capital needs constitute forward-looking statements that are subject to risks and uncertainties. Factors that could adversely affect the expected expansion of the domestic and international ADC market and the PDCT and input device segments thereof include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international. Factors that could adversely affect the market for the new products include, but are not limited to, a longer than expected period to achieve market acceptance of the new products and delays in, or lower than expected, customer orders. Factors that could adversely affect sales of the Company's products, including the expected mix shift toward PDCTs, include, but are not limited to, lower than expected customer orders, competitive factors (including increased competition, new product offerings by competitors, and price pressures), the availability of third party parts and supplies at reasonable prices and product shipment interruptions due to manufacturing difficulties. Factors that could adversely affect the Company's Year 2000 system impact analysis include, but are not limited to, unidentified issues in existing programs, underestimating the resources necessary to make any required modifications, or underestimating the impact of external elements on the Company. Factors that could hamper the Company's ability to execute its acquisition strategy with respect to Percon Europe include, but are not limited to, costs or difficulties related to the integration of the business of Percon Europe that may be greater than expected, and the anticipated integration process may not be fully realized or realized within the expected time frame. Factors that could affect the Company's ability to gain further product cost reductions, include, but are not limited to, its ability to negotiate more favorable terms with its vendors, the ability of its engineers to develop more cost-effective designs, and general economic conditions. Factors that could materially increase the Company's research and development expenses include, but is not limited to, the competitive factors noted above and the technological difficulties and resource constraints encountered in developing new products. Factors that could adversely affect the Company's tax rates include, but are not limited to, the volume of foreign sales which qualify for FSC treatment, the volume of research projects which qualify for related tax credits, and the ability of taxing jurisdictions in which the Company operates to modify existing tax rates. Factors that could adversely affect the Company's working capital needs include, but are not limited to, each of the factors noted above, as well as the receipt of a significant portion of customer orders and product shipments in the last month of each quarter.


Industry Background

The ADC industry encompasses the automatic recognition, decoding, processing, transmission, and recording of data, most commonly through the printing and reading of information encoded in bar codes. ADC technologies enable more efficient supply chain management and inventory control by providing real-time access to critical data. Bar code applications allow for rapid, simple, and accurate reading and transmission of data for items that need to be tracked or managed. Bar codes can be printed directly on a variety of objects that include mailing tubes, envelopes, boxes, cans, bottles, packages, books, files and other paperwork, furniture, cards, and many other items for identification.

Early applications of bar code scanning, which included retail point-of-sale, item tracking and inventory control, have been expanded to include more advanced applications such as time and attendance, work-in-process, quality control, sorting, order entry, document tracking, shipping and receiving, and controlling access to secure areas. These expanded systems have measurably increased productivity by linking production, warehousing, distribution, sales, and service to management information systems on a batch or real-time basis. Consequently, opportunities to improve operational efficiencies and customer responsiveness have developed for retailers, transportation and package delivery companies, manufacturers, wholesale distributors, and service providers.

The Company believes the ADC market will broaden its base of applications as the cost of ADC technology continues to decrease and customer acceptance of the technology increases. In addition, the Company believes improvements in scanning technology, increased acceptance of wireless ADC systems, and industry-mandated standardization of bar coding will further expand the ADC market. The Company believes European countries and, to a lesser degree, Pacific Rim and Latin American countries are expanding their use of ADC technology and may represent significant future growth opportunities.

The Company believes PDCTs that support wireless communications are a rapidly growing segment of the ADC market. Furthermore, the Company believes the increased availability and use of systems that require real time information, such as just-in-time inventory and electronic data interchange, will provide the basis for this growth. These systems are designed to shorten inventory reorder and sales cycle times, consistent with the increased focus on business productivity.


Products

Product Lines

The Company offers a range of bar code reading and data management products, including:

     o    portable data collection terminals (PDCTs)
     o    vehicle-mounted data collection terminals
     o    fixed station and integrated decoders
     o    hand-held laser scanners
     o    data management application software
     o    software development tools and
     o    terminal emulation software.

These products provide rapid, accurate, and efficient means for gathering and tracking information in a wide variety of applications.

Portable Data Collection Terminals. PDCTs are hand-held, battery-powered, durable computers that typically employ application-specific software. The Company's PDCTs may be operated for up to 10 hours of continuous operation without recharging. Data can be entered either manually through an input device such as an integrated keypad or automatically through a wand, CCD, magnetic stripe reader, integrated laser scanning module, or hand-held laser scanner. Products offered in this category include the Falcon 320 and Falcon 325 PDCTs, which include a 486 processor, 33 MHz operating speed, 16-line graphic backlit display, and a splash-resistant 57-key full alphanumeric keypad. The Falcon 320 is the batch version and the Falcon 325 is the RF version, incorporating 2.4GHz spread-spectrum radio technology via a user accessible PC Card slot. The Falcon 320/325's PC Card slot may also be used for memory expansion cards or modems. Additional products offered in this category include:

     o Falcon 310 - An 8-line DOS PDCT batch unit with a 386 processor and a user accessible PC Card slot for ATA Flash cards or modem.
     o Falcon 315 - An 8-line DOS PDCT RF unit with a 386 processor and 2.4GHz spread spectrum radio.
     o PT 2000 - A 12 ounce PDCT with 34 splash-resistant alphanumeric keys, up to one megabyte of data storage, and a separate bank of erasable flash ROM memory.
     o TopGun - A PT 2000 with an integrated laser which allows for one-handed scanning.
     o Falcon Single- and Four-Slot Dock - Provides a docking and storage base for the Falcon 310, 315, 320, and 325 PDCTs and permits data transmission to and from the host computer as well as battery recharging and intelligent power management.

Fixed Station and Integrated Decoders. Fixed station decoders ("decoders") are bar code readers designed to be connected in series with the keyboard (a "keyboard wedge") of either a personal computer ("PC") or a computer terminal or attached to a serial port on a host computer (a "serial decoder"). Bar codes scanned by the decoders are translated into data used by the PC or terminal as if the data originated from the keyboard. Decoders permit computers to read bar codes without requiring special programming of the application software. Products offered in this category include fixed station decoders such as the Mini PowerWedge(TM), PowerWedge 10, PowerWedge 20, Master B+, and Master BB+. Integrated decoders are products incorporating the base decoder technology in other form factors thereby creating integrated decoder products. These products include the SnapShot, a hand-held laser scanner available with an integrated decoder, and the Decoder Communications Card, which is an ISA Bus card incorporating the decoder technology with four high-speed serial ports. Symphony is a decoder product that incorporates narrow band RF support and includes the Maestro base station and Player radio unit with belt clip. Percon also licenses its interface and decoder technologies to other companies.

Hand-held Input Devices. Snapshot, the Company's family of hand-held laser scanners, are input devices that use scanning technology for data collection. The Company's input devices permit non-contact scanning of bar code labels on flat, curved, and irregular surfaces up to distances of 36 inches. These devices come in undecoded and decoded models. The decoded models can be connected to any supported PC or terminal as either a keyboard wedge or a serial device. Undecoded models must be used with Percon PowerWedge decoders (or similar decoders) or with portable data collection terminals. The Company's devices support all popular bar code symbologies, four types of programming methods, and full keyboard support.

Application Software. Application software consists of PC-based computer programs available in both stand-alone and networked versions that permit the storage, management, and reporting of data. Data can be uploaded or downloaded into these programs with the Company's PDCTs. Products offered in this category include the full line of IntelliTrack software, including applications for fixed assets, inventory, shipping, receiving, tool room management, check-in and checkout applications, and stock room management. IntelliTrack RF is a real-time inventory control software application. When combined with the Falcon 315 or Falcon 325 RF PDCT, it becomes a complete RF-based inventory solution. Other software can be used with the Company's PDCTs including UPG, Portable Applications Library ("PAL"), which includes seven standard applications, and the Percon Program Generator ("PPG"). UPG and PPG are Windows-based program generators that allow greater ease of programming and customizing of Percon's portable terminals and, with respect to UPG, custom programming of other leading DOS-based portable data terminals.

The Company also markets input devices manufactured by others, including laser scanners, CCD scanners, wands, ID badge scanners, and magnetic stripe scanners.


Product Development

Percon's strategy is to introduce products that meet or exceed customer expectations by including the most popular feature set at prices below those charged by its primary competitors. The Company continuously seeks to improve the value, pricing, reliability, ergonomics, and performance of its existing products. The Company also seeks to improve product development cycles and reduce manufacturing and support costs.

The Company develops PDCT products based on open systems architecture that support wireless communication of collected data directly to the host computer. The Company believes this type of terminal enhances its ability to market products more broadly to the manufacturing, warehouse, and distribution target markets and permits users to mix and match equipment from various vendors.

The Company has also developed IntelliTrack RF software as well as a new terminal emulation software program to complement its RF PDCTs. The Company plans to broaden its data collection terminal product offering to include the DOS-based operating platform in other form factors such as fixed-station, vehicle-mount, and industrial terminals. There is no assurance that the Company will be successful in developing and bringing to market any products as a result of these efforts.

The Company expensed $1,688,385 and $1,847,255 in 1998 and 1997 on research and product development net of capitalized software of $331,920 and $161,000, respectively. Company engineers are experienced in the specialty disciplines of mechanical, electronic, and software engineering.

Sales, Distribution and Marketing

Sales and Distribution

The Company's products are used primarily in applications supporting warehousing, logistics and distribution, manufacturing, and retail companies with fewer than 500 employees. The Company markets its products to these end users primarily through indirect distribution channels, consisting principally of ADC distributors, VARs, systems integrators, and as an OEM. ADC distributors serve various vertical markets through sales to VARs and systems integrators. VARs integrate the Company's hardware products with their application software to provide turnkey solutions for specific vertical markets. Systems integrators typically integrate the Company's products with products of other manufacturers to design and create a complete ADC system for a particular end user. The Company sells its products on an OEM basis to larger companies, primarily in the ADC industry, that sell these products to mid-size and large end user customers through their direct end user sales forces. By selling its products through these indirect distribution channels, the Company is able to target vertical markets for its products while avoiding the expense of supporting a large end user sales force. Table 1 below represents the Company's sales of products through various channels in 1998 and 1997:

-------------------------------------------
Channel                     1998      1997
-------------------------------------------
Distributors                 29%       27%
VARs                         29%       29%
Integrators                  23%       22%
OEM                          11%       12%
Direct End Users              8%       10%
===========================================

Table 1 - % of Net Sales by Channel 1998 & 1997

In 1998, net sales of Company products to distributors increased approximately 17.8%, as the Company continued its focus on promoting channel related sales. Sales activity to one distributor accounted for approximately 14.1% and 12.0% of net sales in 1998 and 1997, respectively. No other customer accounted for more than 10% of net sales in 1998 or 1997.

The Company also sells its products directly to a limited number of end users. These end users typically are companies with 500 or more employees that require specially designed ADC products and additional customer service and support not provided by distributors, VARs, or systems integrators. In 1998 the proportion of revenue associated with direct end users decreased 11.8% and represented approximately 8% of net sales for 1998.

The Company believes foreign countries are expanding their use of ADC technology and may represent significant future sales and marketing opportunities for the Company. The Company intends to continue its focus on international sales and provide additional sales and marketing support for both its domestic and international operations. Table 2 below summarizes net sales activities outside of the U.S. and Canada in 1997 and 1998.

-------------------------------------------------------------------------
International Sales              1998         %       1997         %
-------------------------------------------------------------------------
North America                  $19,746      64%     $18,433      65%
International                  $11,325      36%     $ 9,743      35%
-------------------------------------------------------------------------
Total                          $31,071     100%     $28,176     100%
=========================================================================

Table 2 - International Sales - in thousands


Marketing

The Company's marketing operations include product marketing, marketing communications, and market development functions. The product marketing staff identifies new product opportunities and manages product positioning and introductions by regularly consulting with distributors, VARs, systems integrators, OEMs, and end users. Additionally, the marketing staff creates and coordinates advertising in domestic and international trade publications, develops collateral, manages domestic and international trade show exhibits, and places articles highlighting applications of the Company's products in trade and industry publications. The marketing staff also creates and publishes marketing, corporate, sales, and investor-related information for the Company's web site. The marketing staff is responsible for the development of new market opportunities. These marketing efforts are augmented by the Company's cooperative advertising and sales incentives programs, which promote greater visibility of the Company's products.


Customer Service

The Company maintains a highly responsive sales, technical support, and customer service staff. The Company provides each direct customer with toll-free telephone technical support and a personal account representative for orders, shipping, and general information.

The Company's fixed station decoders carry five-year limited warranties, its hand-held input devices and its portable data terminals carry one-year limited warranties, and input devices manufactured by others carry warranties offered by their manufacturers. The Company's application software carries a 30-day free technical support agreement. Customers may also purchase on-site replacement warranties when the product is purchased. Under an on-site replacement warranty, a customer receives a replacement unit before the defective equipment is actually returned to Percon for repair. Extended warranties and extended on-site replacement warranties are available that add up to three years to the original warranty on PDCTs and input devices. Software maintenance agreements can be purchased which provide the user with incremental revision upgrades and free technical support during the term of the agreement that usually lasts one year.

Manufacturing and Suppliers

The Company's internal manufacturing operations consist primarily of the production of prototypes, test engineering, material purchasing, final assembly and testing, quality control, and service, and are performed at its Eugene, Oregon and Paris, France facilities. The Company outsources manufacturing for the production of circuit boards and subassemblies to unrelated companies near each of its respective facilities.

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


Year 2000 Computer System Impact

The Year 2000 issue relates to the inability of some computers and computer software programs to accurately recognize dates after 1999 expressed as a two-digit number. The inability to recognize date information accurately could affect computer operations and calculations or cause computer systems and computer-dependent mechanical systems not to operate properly.

The Company's assessment of the potential impact of the Year 2000 problem consists of two phases. The detection phase identifies and catalogs all mechanical and operational systems owned or operated by the Company that rely on date related information to function properly. The Company has recently completed this phase for its domestic operations. A similar assessment of its European operations is expected to be completed by March 31, 1999. The remediation phase will repair, replace, or retire any non-compliant systems. This phase began early in 1999 and is expected to be completed by June 30, 1999.

The detection phase for domestic operations revealed that only minor upgrades and replacements are required to achieve full Year 2000 compliance. Specifically, software upgrades are required to bring the Company's general ledger, payroll, and fixed asset systems into compliance. The Company believes that the remainder of the domestic non-compliant systems require only incremental software upgrades or are non-critical in nature.

Based upon the Company's current estimates, total incremental out-of-pocket costs of its Year 2000 program are expected to be approximately $25,000. These costs are primarily related to remediation of computer software. These costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

Based on a recent assessment, the Company believes that modification to its product offering will not be required in order for its products to function properly with respect to dates in the Year 2000. The Company has undertaken measures to inform customers of Year 2000 related issues via its Year 2000 web site. However, it is not possible to anticipate all end user situations and/or Year 2000 related issues, particularly those involving third party products.

At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. A reasonable worst case scenario would be the failure of the Company's products to operate properly through the interaction with third party products causing customers' systems and/or operations that are dependent upon such products to fail or be disrupted. In case of such failures, customers may commence legal action against the Company or otherwise seek compensation for their losses associated with such failures. An additional worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. In a survey of major suppliers, no immediate problems in the delivery of materials required for the Company to sustain operations were discovered. Discussions with these key business partners will continue and contingency plans developed as needed based on assessments of their exposure and remediation plans. If major suppliers, customers, or economic conditions are negatively affected by the Year 2000, there may be a negative impact on the Company's performance and operational results.


Backlog

The Company typically ships its products within five days after receipt of an order and thus does not normally have a significant backlog. As a result, backlog is not meaningful to the Company's business.

Competition

The market for ADC products is highly competitive, and the Company expects this competition to increase as open system architecture in ADC products becomes more common. The strength of certain competitors may increase as a result of consolidation of manufacturers.

If other bar code technologies were to evolve or become available to the Company, it is possible that those technologies would be incorporated into its products. Alternatively, if such technologies were to evolve or become available to the Company's competitors, the Company's products may become obsolete, which would have a material adverse affect on the Company's results of operations.

Intellectual Property

The Company attempts to protect its intellectual property rights through a combination of copyrights, trade secret and other intellectual property law, nondisclosure agreements, and other measures. The Company believes, however, that its results of operations will depend more upon the innovation, technological expertise, marketing, and customer service abilities of its employees than upon such protection. The Company has no patents.

Government Regulation

Certain products of the Company must comply with regulations promulgated by the U.S. Food and Drug Administration's Center for Devices and Radiological Health and the U.S. Federal Communications Commission, as well as the Canadian Standards Association, the European Community Standards, and TUV Rheinland, which are corresponding agencies for certain foreign countries. The Company's operations are also subject to certain federal, state, and local requirements relating to environmental, waste management, health, and safety regulations. The Company believes its business is operated in material compliance with applicable government, environmental, waste management, health, and safety regulations. There is no assurance that future regulations will not require the Company to modify its products to meet revised energy output or other requirements. Failure to comply with future regulations could result in a material adverse effect on the Company's results of operations.

Employees

As of February 28, 1999, the Company employed 127 people. Of these employees, 32 were engaged in sales and marketing, 20 in customer service support, 20 in engineering, 37 in manufacturing, and 18 in management and administrative functions. The Company believes its future success will depend in part on its ability to recruit and maintain highly qualified management, marketing, technical, and administrative personnel. None of the Company's employees is represented by a labor union. The Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's leases approximately 37,250 square feet for its corporate headquarters, manufacturing, and research and development facility located in Eugene, Oregon. The term of the lease is 10 years, before the effect of certain extension clauses. The lease provides for an option to increase to 47,150 square feet of space for the last five years of the lease term. Lease payments are approximately $32,000 per month. The Company intends to sublease a portion of the building for the first five years of the lease term and secured a tenant in January 1999.

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

Year Ended December 31, 1998                  High             Low
-------------------------------------     ------------     ------------
Fourth Quarter                              $ 7 1/4          $  5 1/4
Third Quarter                                10 1/2             5 1/2
Second Quarter                               13 1/2             8
First Quarter                                14 1/2            11


Year Ended December 31, 1997                  High             Low
-------------------------------------     ------------     ------------
Fourth Quarter                              $ 16 3/4          $ 11 3/4
Third Quarter                                 16 3/4            13
Second Quarter                                14 3/4             9 7/8
First Quarter                                 14                 9 1/4

As of March 31, 1999, there were approximately 60 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

The Company has not paid cash dividends on its Common Stock since the IPO and does not anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance the Company's operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Percon develops, manufactures, and markets bar code reading products, including RF and batch portable data collection terminals, fixed station and integrated decoders, hand-held laser scanners, and data management application software, for the worldwide ADC market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed station decoders and PDCTs. The Company's products provide a rapid, accurate, and efficient means to collect, process, transmit, and record data. The Company's products are used in a variety of industries including education, retail, warehousing and distribution, package delivery, manufacturing, and healthcare.

Percon U.S. and Percon Europe market products through a network of ADC distributors, VARs, and systems integrators in Europe, Latin America and Asia, which allows the Companies' products to reach small and mid-size end users cost effectively. In addition, Percon markets its products to mid-size and large end users through its strategic relationships as an OEM with other sales organizations.

The Company believes the increases in its net sales in 1998 and 1997 were the result of growth in sales of PDCTs, software and decoder products, and the continued expansion of its distributor, VAR and systems integrator customer bases.

In November 1995, the Company broadened its product offering through the acquisition of the IntelliTrack application software line. In March 1996, the Company further broadened its product offering and international markets through the acquisition of Percon Europe (formerly known as STI S.A.), a French company which develops, manufactures, and markets a full line of fixed station and integrated decoder products. The acquisition continues to allow the Company to expand its sales of portable data terminals and application software into Percon Europe's existing European customer base. During 1999 management intends to continue efforts to broaden the Company's market opportunities through its existing acquisition strategy and through continued expansion of the Company's product offering, primarily through expanding the PDCT product family.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data, expressed as a percent of sales, and the percentage change in dollar amounts of each of the items on the consolidated statements of income (see page F-4 of this Form 10-KSB).

                                                                                Percentage
                                                Years Ended December 31,          change
                                                   1998         1997            in amount
                                                ------------------------------------------
Net sales                                         100.0%       100.0%              10.3%
Cost of goods sold                                 52.5%        49.4%              17.1%
------------------------------------------------------------------------------------------
     Gross profit                                  47.5%        50.6%               3.6%

Operating Expenses:
   Selling, marketing and customer service         18.9%        16.5%              26.1%
   General and administrative                       9.6%         8.8%              19.7%
   Research and product development                 5.4%         6.6%              -8.6%
------------------------------------------------------------------------------------------
     Operating income                              13.6%        18.7%             -19.6%

Interest Income (Expense), net                      0.4%        -0.1%            -474.6%
------------------------------------------------------------------------------------------
     Income before taxes                           14.0%        18.6%             -17.0%

Provision for income taxes                          5.3%         6.4%              -9.9%
------------------------------------------------------------------------------------------
     Net income                                     8.7%        12.2%             -20.8%
------------------------------------------------------------------------------------------


Comparison of Years Ended December 31, 1998 and 1997

Net sales. Net sales for 1998 increased $2.9 million (10.3%) to $31.1 million from $28.2 million for 1997. Net sales attributed to Percon Europe increased $1.6 million (16.2%) to $11.3 million in 1998, primarily due to increased sales volume of the Company's PDCTs. Net sales from Percon's U.S. operations increased $1.3 million (7.1%) to $19.8 million with increases coming from sales of application software and accessories. The overall sales mix of the Company's products is shown in the table 3 below.

=======================================
     Product         1998      1997
---------------------------------------
Decoders             33.2%     36.6%
Portables            35.6%     32.9%
Software/Other       18.5%     17.8%
Input devices        12.7%     12.7%
---------------------------------------
Total               100.0%    100.0%
=======================================

Table 3 - Product Sales Mix
1998 and 1997

Gross profit. Gross profit for 1998 increased $0.6 million (3.6%) to $14.8 million from $14.2 million for 1997, representing 47.5% and 50.6% of net sales in 1998 and 1997, respectively. The dollar increase in gross profit was primarily due to the increase in net sales of portables. The percentage decrease was primarily due to the decline in end user sales that contribute higher margins as more emphasis was placed on developing sales through the distribution channel. Direct end user sales fell from 10% of net sales in 1997 to 8% of net sales in 1998 (see table on page 10). The sales mix of the Company's portables products increased 19.6% over 1997 and increased as a percentage of net sales to 35.6% in 1998 from 32.9% in 1997.

Selling, marketing, and customer service. Selling, marketing, and customer service expense for 1998 increased $1.2 million (26.1%) to $5.9 million from $4.7 million for 1997, representing 18.9% and 16.5% of net sales, respectively. The increase resulted primarily from the addition of 15 new employees, 8 of which are involved directly with selling the Company's products and services, and an increase in activities to support new product introductions and additional marketing efforts.

General and administrative expense. General and administrative expense for 1998 increased $0.5 million (19.7%) to $3.0 million from $2.5 million for 1997, representing 9.6% and 8.8% of net sales, respectively. These increases were primarily due to costs associated with the Company's relocation to new headquarter offices, increased rent expense, and severance payments related to reductions in the workforce of the Company's European subsidiary.

Research and product development expense. Research and product development expense for 1998 decreased $159,000 (8.6%) to $1.7 million from $1.85 million for 1997, representing 5.4% and 6.6% of net sales, respectively. The decrease was largely attributable to reorganization within the engineering group and capitalization of certain expenditures after two new software products reached technological feasibility. The capitalized amounts represented 16.4% and 8.0% of total research and product development expense for 1998 and 1997, respectively. The Company expects these expenditures, as a percentage of net sales, to remain fairly constant in 1999.

Interest Income (expense), net. Net interest income was $109,216 for 1998 compared to net interest expense of $29,115 for 1997. The increase was a result of higher average cash holdings during 1998.

Provision for income taxes. The provision for income taxes for 1998 was $1.6 million, which represents an effective tax rate of 37.5%. Items that cause this rate to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The Company expects the effective tax rate to remain approximately the same for 1999 due to a normalized state income tax rate in 1998, compared to a temporarily reduced state income tax rate during 1997.

The provision for income taxes for 1997 was $1.8 million, which represents an effective tax rate of 34.5%. Items that cause this rate to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation.

Liquidity and Capital Resources

The Company financed its operations in 1998 primarily through net cash provided by operations.

The Company's line of credit with a domestic bank permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the bank agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the bank's prime rate, which was 7.75% at December 31, 1998. The Company also has a line of credit and short-term borrowing arrangements with two foreign banks that allow it to borrow up to an aggregate of 2,000,000 French francs (approximately $358,000), collateralized by accounts receivable. Borrowings under these facilities bear interest at the banks' current interest rates, which were 8.1% and 10.1%, respectively, at December 31, 1998. No amounts were outstanding under any of these arrangements at December 31,1998.

Net cash provided by operations was $4.0 million 1998, compared to $854,000 for 1997. Significant changes in 1998 included non-cash charges for amortization and depreciation along with increases in accounts receivable and decreases in inventories.

For 1998 net cash used in investing activities totaled $1.3 million compared to $605,000 for 1997. The Company made capital expenditures of $1.3 million for 1998, compared to $558,000 for 1997.

For 1998 net cash used by financing activities totaled $332,000. For 1997 net cash provided by financing activities totaled $48,000. Cash used for financing activities in 1998 was primarily for the repurchase of the Company's common stock. As of December 31, 1998 the Company had repurchased 94,400 shares of its common stock in open market transactions for $597,000. Additional cash provided by financing activities was generated by the issuance of common stock for $317,000.

On October 8, 1998 the Company announced that its Board of Directors has authorized the repurchase of up to 250,000 shares of its common stock. The shares may be repurchased from time to time through open market transactions, and funded from existing cash balances or from borrowings under bank credit arrangements.

The Company's current cash balances, together with the borrowings available under its line of credit agreements, and cash generated from operations, are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has adopted SFAS 130 in 1998 and retroactively reclassified previous financial statements for comparative purposes.

During the year ended December 31, 1998, Percon adopted SFAS 131, "Disclosures about Segment of an enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

In February 1998 FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises employers' disclosures about pension and other postretirement benefit plans. The Company is complying with the new standard.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized through comprehensive income until the hedged item is recognized in earnings. The Company believes that SFAS No. 133 will not affect financial reporting because the Company and its wholly owned subsidiaries are not currently involved in any hedge positions at this time, nor are there any plans to adopt such positions in the near future.

Disclosure Regarding Euro Conversion

On January 1, 1999, eleven member countries of the European Community began a process to convert their existing sovereign currencies to a single common denomination, the euro. The process of conversion is gradual over the next three years, culminating in the eventual removal from circulation of all existing domestic currency for the participating countries.

The Company's French subsidiary, Percon Europe, is located in a member country, France, and transacts business in all European countries. Prior to the January 1, 1999 conversion, new accounting and sales systems that allow for euro denominated transactions were successful installed. To date the Company has experienced no difficulty in adopting the new currency, nor are any future problems anticipated.

The full impact of this currency transition on Company profitability, competitive position, and future prospects has not yet been fully evaluated but is anticipated to be neutral to positive on future Company performance.


ITEM 7. FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-21 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 10, 1998, the Company dismissed its prior certifying accountants, PricewaterhouseCoopers LLP ("PwC"). The reports of PwC on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. The decision to change accountants was approved by the Company's Audit Committee of the Board of Directors and ratified by its entire Board of Directors. During the two most recent fiscal years and through the date hereof, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has authorized PwC to respond fully to the inquiries of the Company's successor certifying accountants concerning the subject matter of each of the circumstances which PwC believes may give rise to an event reportable pursuant to item 304(a)(1)(iv)(B) of Regulation S-B. The Company engaged KPMG Peat Marwick LLP ("KPMG") as its new independent accountants as of September 10, 1998.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, and Key Employees. Information with respect to executive officers and directors of the Company is included under this Item 9 of
Part III of this Report. Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Name                          Age    Position
---------------------------------------------------------------------------
Michael P. Coughlin           44     President, Chief Executive Officer,
                                     and Director
Andy J. Storment              36     Executive Vice President of Business
                                     Development, Secretary, Treasurer, and
                                     Director
Jason A. Davis                42     Chief Financial Officer
Brad West                     41     Vice President, Manufacturing
Dianne M. Bert                50     Vice President, Customer Service and
                                     Professional Services
Ben Irwin                     39     Vice President, Engineering and Product
                                     Marketing
Kenneth T. Phillips           45     Vice President, Marketing
Thierry Lefebvre              34     Vice President, European Operations
Arlen I. Prentice (1)(2)      61     Chairman of the Board
Donald K. Skinner (1)(2)      58     Director
Dana E. Siebert (1)(2)        39     Director
---------------------------------------------------------------------------

     (1)  Member of Compensation Committee.
     (2)  Member of Audit Committee.


Michael P. Coughlin was a member of a private investor group that acquired the Company in July 1990 and has served as its President, Chief Executive Officer, and Director since the acquisition.

Andy J. Storment was a member of a private investor group that acquired the Company in July 1990 and has served as its Vice President, Secretary, Treasurer, and Director since the acquisition. Mr. Storment served as the Company's Chief Operating Officer from July 1990 to January 1998. In June 1995 Mr. Storment was promoted to Executive Vice President.

Jason A. Davis joined the Company in November 1996 as Director of Financial Reporting and Corporate Controller. In March 1998 Mr. Davis was promoted to Chief Financial Officer. From November 1994 to November 1996 Sony Disc Manufacturing employed Mr. Davis as Financial Manager. From April 1988 to November 1994 Mr. Davis was employed as a Senior Financial Analyst for PSC Inc. (formerly Spectra Physics Scanning Systems, Inc.)

Brad West joined the Company in April 1996 as Vice President Operations and Corporate Quality and was promoted to Vice President, Manufacturing in February 1999. From July 1984 to March 1996 Mr. West was employed by Spectra-Physics Scanning Systems, Inc. (now PSC Inc.), a manufacturer of laser based scanning equipment, where he held several management positions including New Products Operations Manager, Production Manager, Master Scheduler, and most recently was the corporate Quality and Reliability Manager.

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

F. Ben Irwin joined the Company in June 1998 as Vice President of Engineering. In July 1998 Mr. Irwin acquired additional responsibilities for Product Marketing. From January 1998 to April 1998 Teklogix Inc. employed Mr. Irwin as Director of Project Management. From May 1994 to January 1998 Mr. Irwin was Manager of Hardware Engineering for Teklogix. From September 1990 to April 1994 Mr. Irwin was employed as a Product Manager with Teklogix.

Kenneth T. Phillips joined the Company in July 1998 as Director of Marketing. In March 1999 Mr. Phillips was promoted to Vice President of Marketing. From March 1981 to February 1998, Apple Computer employed Mr. Phillips in a variety of capacities. From February 1994 to February 1998 Mr. Phillips worked in Apple's Corporate Marketing Department as a Senior Marketing Manager for North America.

Thierry A. Lefebvre joined the Company in January 1998 as Finance and Administration Manager, was promoted to Managing Director in March 1998 and to Vice President of European Operations in February 1999. From March 1996 to January 1998 General Electric Medical Systems employed Mr. Lefebvre as Finance Manager for Eastern Europe, Middle East, and Africa. From June 1990 to February 1996 Les Laboratoires Servier employed Mr. Lefebvre successively as International Finance Controller (June 1990 to February 1993) and Finance and Administration Manager of German Operations (March 1993 to February 1996).

Arlen I. Prentice was a member of an investment group that acquired the Company in July 1990 and has served as Director since the acquisition. In October 1993 he became Chairman of the Board. Mr. Prentice is a founder of Kibble & Prentice, Inc., a financial services firm. Mr. Prentice has served as Co-Chairman and Chief Executive Officer of Kibble & Prentice, Inc. since June 1972. Mr. Prentice also serves as a director of Starbucks Coffee Corporation, Western Drug Distributors (d.b.a. Drug Emporium Northwest), Northland Telecommunications Corporation, and Flow International, Inc., a manufacturer and distributor of high-pressure water jet cutting systems.

Donald K. Skinner joined the Company's Board of Directors in March 1995. Mr. Skinner is Second President of Zebra Technologies' Card Printer Business Unit. Zebra Technologies designs, manufactures, and markets bar code label printers, plastic card printers, software, and related products. Mr. Skinner founded Eltron International, Inc. in January 1991, and served as Chief Executive Officer and Second Chairman of the Board before it was acquired by Zebra Technologies in 1998.

Dana E. Siebert joined the Company's Board of Directors in December 1997. Mr. Siebert is Executive Vice President, Americas for Symantec Corporation, a company that designs and markets application and system software for remote productivity solutions and security and assistance applications. Symantec has employed Mr. Siebert since 1985 and he previously served as its Vice President Sales, and Vice President Worldwide Services. Mr. Siebert also serves as a director for TimeLine Solutions Corporation and the Software Publishers Association.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index of Financial Statements on page 31 of this report.

(a)(2) Exhibits:


      *3.1     - Amended and Restated Articles of Incorporation.
      *3.2     - Amended and Restated Bylaws.
       4.1 - See Articles II, III, IV, and V of Exhibit 3.1 and Sections 1 and 4 of Exhibit 3.2.
     +10.1     - 1995 Stock Incentive Plan, as amended.
    +*10.2     - Form of Nonqualified Stock Option Agreement.
    +*10.3     - Form of Incentive Stock Option Agreement.
     *10.4     - Form of Representative's Warrants.
     *10.5     - Business Loan Agreement with Key Bank of Oregon dated September
                 1, 1995.
    **10.6     - Modification and/or Extension Agreement, dated July 24, 1997, between the Registrant and KeyBank National Association
   ***10.7     - Industrial Park Lease-1710 Building, dated October 27, 1997, between Registrant and WCP, LLC.
   ***10.8     - Industrial Park Lease-1720 Building, dated October 27, 1997, between Registrant and WCP, LLC.
  ****10.9     - Lease Agreement-Riverfront Research Park, dated December 24,
                 1997, between Registrant and Robert B. Booth LLC.
+****10.10     - Split Dollar Plan and Pledge Agreements between Registrant and the Coughlin Family Irrevocable Trust.
+****10.11     - Split Dollar Plan and Pledge Agreements between Registrant and the Storment Family Irrevocable Trust.
      21.1     - Subsidiaries of the Registrant.
      23.1     - Consent of PricewaterhouseCoopers LLP.
      23.2     - Consent of KPMG Peat Marwick LLP.
      27.1     - Financial Data Schedule.

-------------------------------------------------------------------------------

    * Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended, effective July 27, 1995 (Commission Registration Nos. 33-93598-LA and 33-95076).

   ** Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

  *** Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

 **** Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

    + This Exhibit constitutes a management contract or compensatory plan or arrangement.

  (b)     Reports on Form 8-K.

          None

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERCON INCORPORATED

                                       By /s/ Michael P. Coughlin
                                          --------------------------------
                                          Michael P. Coughlin
                                          President and
                                          Chief Executive Officer
Dated March 30, 1999

In accordance with the requirements of the Securities Act of 1934, the following persons on behalf of the Registrant and in the capacities and dates indicated have signed this report below.

Signature                          Title                         Date
-------------------------------------------------------------------------------
Principal Executive Officer:


/s/ MICHAEL P. COUGHLIN            President, Chief Executive    March 30, 1999
-----------------------            Officer and Director
Michael P. Coughlin


Principal Financial and
Accounting Officer:


/s/ JASON A. DAVIS                 Chief Financial Officer       March 30, 1999
-----------------------
Jason A. Davis


/s/ ANDY J. STORMENT               Executive Vice President,     March 30, 1999
-----------------------            Business Development
Andy J. Storment                   Secretary, Treasurer and
                                   Director


/s/ ARLEN I. PRENTICE              Chairman of the Board         March 30, 1999
-----------------------
Arlen I. Prentice


/s/ DONALD K. SKINNER              Director                      March 30, 1999
-----------------------
Donald K. Skinner


/s/ DANA E. SIEBERT                Director                      March 30, 1999
-----------------------
Dana E. Siebert

                              1998 Financial Report

Percon Incorporated

Index to Financial Statements                                             Page

Independent Auditor's Report                                               F-1

Report of Independent Accountants                                          F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997               F-3

Consolidated Statements of Income for the years ended
December 31, 1998 and 1997                                                 F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1998 and 1997                             F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1998 and 1997                                                 F-6

Notes to Consolidated Financial Statements as of
December 31, 1998 and 1997                                                 F-7

Independent Auditor's Report


To Board of Directors

Percon Incorporated:


We have audited the accompanying consolidated balance sheet of Percon Incorporated and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Percon Incorporated as of December 31, 1998, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Portland, OR

January 27, 1999

Report of Independent Accountants


To the Board of Directors

Percon Incorporated and Subsidiary

Eugene, Oregon


We have audited the accompanying consolidated balance sheet of Percon Incorporated and subsidiary as of December 31, 1997, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Percon Incorporated and subsidiary as of December 31, 1997 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.

Eugene, Oregon

January 23, 1998

Percon Incorporated

Consolidated Balance Sheets

December 31, 1998 and 1997

                                                               1998                 1997
----------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                             $ 4,534,485          $ 1,883,756
  Accounts receivable, net                                6,793,447            6,199,042
  Inventories, net                                        3,742,215            4,496,922
  Prepaid expenses and other                                859,533              501,408
  Deferred income tax asset                                 276,100              173,718
----------------------------------------------------------------------------------------
    Total current assets                                 16,205,780           13,254,846

Property and equipment, net                               2,758,083            2,542,282
Goodwill and intangibles, net                             1,438,989            1,556,708
----------------------------------------------------------------------------------------
    Total assets                                        $20,402,852          $17,353,836
========================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                     $   104,557          $    88,802
  Accounts payable                                        1,644,306            1,604,727
  Accrued expenses                                        1,123,611              864,785
  Deferred revenue                                          115,930               37,911
  Income taxes payable                                      231,912              206,545
----------------------------------------------------------------------------------------
    Total current liabilities                             3,220,316            2,802,770

Deferred income taxes                                       467,600              448,466
Long-term debt, less current portion                        702,852              754,553
Other liabilities                                            19,614               24,476
----------------------------------------------------------------------------------------
    Total liabilities                                     4,410,382            4,030,265
========================================================================================

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized,                   -                    -
    none issued
  Common stock, no par value, 20,000,000 shares
    authorized, 3,918,781 and 3,976,061 shares issued
    and Outstanding at 1998 and 1997, respectively
                                                          9,319,116            9,002,585
  Treasury stock, at cost, 94,400 shares at 1998           (596,885)                   -
  Retained earnings                                       7,471,259            4,756,051
  Accumulated other comprehensive income                   (201,020)            (435,065)
----------------------------------------------------------------------------------------
    Total shareholders' equity                           15,992,470           13,323,571
----------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity          $20,402,852          $17,353,836
========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

Consolidated Statements of Income

For the Years Ended December 31, 1998 and 1997
                                                               1998                 1997
----------------------------------------------------------------------------------------
Net sales                                               $31,070,940          $28,175,837
Cost of goods sold                                       16,311,670           13,929,207
----------------------------------------------------------------------------------------
  Gross profit                                           14,759,270           14,246,630

Operating expenses:
  Selling, marketing and customer service                 5,865,714            4,651,033
  General and administrative                              2,967,679            2,479,036
  Research and product development                        1,688,385            1,847,255
----------------------------------------------------------------------------------------
  Operating income                                        4,237,492            5,269,306

Interest income (expense), net                              109,216              (29,155)
----------------------------------------------------------------------------------------
  Income before taxes                                     4,346,708
                                                                               5,240,151

Provision for income taxes                                1,631,500            1,810,362
----------------------------------------------------------------------------------------
  Net income                                             $2,715,208          $ 3,429,789
========================================================================================
  Net income per share:
    Basic                                                    $ 0.68               $ 0.87
==================================================  ====================================
    Diluted                                                  $ 0.67               $ 0.83
==================================================  ====================================

Weighted average shares outstanding:
  Basic                                                   3,999,975            3,962,333
  Effect of dilutive securities:
    Warrants                                                 15,215               45,170
    Options                                                  25,799              102,792
--------------------------------------------------  ------------------------------------
  Diluted                                                 4,040,989            4,110,295
==================================================  ====================================


The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 1998 and 1997

                                                                                       Accumulated
                                   Other                                                  Other
                               Comprehensive                 Common       Treasury    Comprehensive    Retained
                                  Income        Shares        Stock         Stock         Income       Earnings         Total
                               ----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                       3,958,541    $8,824,775          $0      $(48,870)      $1,326,262    $10,102,167
Net Income                       $3,429,789                                                             3,429,789      3,429,789
Comprehensive Income
  Other comprehensive
  income, net of tax
  Foreign currency
  translation adjustment           (386,195)                                            (386,195)                       (386,195)
                                 ----------
Other comprehensive income       $3,043,594
                                 ==========
Proceeds from exercise
  of stock options                                17,520       138,720                                                   138,720
Income tax benefits from                                        39,090                                                    39,090
  stock options exercised
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     3,976,061     9,002,585           0      (435,065)       4,756,051     13,323,571
Net Income                       $2,715,208                                                             2,715,208      2,715,208
Comprehensive Income
  Other comprehensive
  income, net of tax
  Foreign currency
  translation adjustment            234,045                                              234,045          234,045
                                 ----------
Other comprehensive income       $2,949,253
                                 ==========
Proceeds from exercise
  of stock options                                37,120       260,031                                                   260,031
Income tax benefits from
  stock options exercised                                       56,500                                                    56,500
Repurchase of common stock                       (94,000)                 (596,885)                                     (596,885)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     3,918,781    $9,319,116   $(596,885)    $(201,010)      $7,471,259    $15,992,470
===================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1998 and 1997

                                                               1998                 1997
----------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
  Net Income                                            $ 2,715,208          $ 3,429,789
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                         1,189,392            1,077,640
    Deferred income taxes                                   (83,248)            (154,087)
Change in operating assets and liabilities
    Accounts receivable                                    (594,405)          (3,068,229)
    Inventories                                             754,707           (1,099,869)
    Prepaid expenses and other                             (358,124)             371,860
    Accounts payable and accrued expenses                   387,317              275,722
    Income taxes payable                                     25,367               20,803
----------------------------------------------------------------------------------------
  Net cash provided by operating activities               4,036,214              853,629
----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                   (1,301,672)            (558,469)
  Purchase of technology                                          -              (46,046)
----------------------------------------------------------------------------------------
  Net cash used in investing activities                  (1,301,672)            (604,515)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal paid on long-term debt                          (51,701)             (91,153)
  Proceeds from stock issued                                316,531              138,720
  Cash used for purchase of treasury stock                 (596,885)                   -
----------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities      (332,055)              47,567
----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                     248,242              (13,548)
----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      2,650,729              283,133
Cash and cash equivalents at beginning of period          1,883,756            1,600,623
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 4,534,485          $ 1,883,756
========================================================================================

Supplemental disclosure:
  Interest paid                                         $    82,987          $    92,353
  Taxes paid                                            $ 1,639,216          $ 2,054,147

The accompanying notes are an integral part of these consolidated financial statements.

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


1. Summary of Significant Accounting Policies:

Organization: Percon Incorporated (the "Company") develops, manufactures, and markets data collection hardware and data management software products, including batch and radio frequency ("RF") portable data terminals, fixed station and integrated decoders, hand-held laser scanners, and application software for the automatic identification and data collection market. The Company also markets bar code input devices manufactured by others for use with the Company's fixed-station decoders and portable data terminals.

Principles of Consolidation: The consolidated financial statements include the accounts of Percon Incorporated, its wholly owned subsidiary Percon Europe S.A., and its foreign sales corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents: All highly liquid investments purchased with a remaining maturity of three months or less at the date acquired are cash equivalents. These investments, consisting of money market funds, are stated at cost, which approximates market.

Inventories: Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead. The Company increased inventory reserves to account for slow moving and obsolete products by $262,005 and $35,540 in 1998 and 1997, respectively.

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

Continued,

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


Summary of Significant Accounting Policies, Continued:

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

Intangibles include the cost of internally developed software, purchased product software, technologies acquired in connection with business combinations, and certain noncompete agreements. Software costs related to software developed for sale are capitalized where economic and technological feasibility has been established and for qualifying purchased products software. Amortization of capitalized software cost, which is included in cost of goods sold, is provided on a product-by-product basis on the greater of (a) the ratio the current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported. The amortization period for these products match the products estimated useful life, generally from two to five years. Amortization of capitalized technology cost, which is included in cost of goods sold, is provided on the straight-line method over the estimated economic life of the technologies (two to five years). It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both, may be reduced significantly due to competitive pressures or other factors.

When factors indicate intangibles should be evaluated for possible impairment, management uses an estimate of the related asset's undiscounted cash flow over its remaining life in measuring whether the carrying amount of goodwill is impaired.

Continued,

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


Summary of Significant Accounting Policies, Continued:

Stock Options: Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation", encourages, but does not require, the recording of compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under the provisions of Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations.

Revenue Recognition: Revenue from product sales to customers is generally recognized upon shipment. In conjunction with these sales, service maintenance or extended warranty agreements are sold for certain products. When such revenue is recorded prior to providing these services, it is deferred and recognized over the term of the related agreement. All products have a warranty generally for one to five years from date of sale covering product defects. Sales agreements provide for a basic 30-day right of return. The Company provides for estimated costs of warranty and returns when products are shipped.

Sales and Concentration of Credit Risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company's accounts receivable are primarily with a small number of distributors, value-added resellers, and system integrators, principally in the United States and Europe. The Company believes any risk of loss is significantly reduced by its ongoing credit evaluations of its customers, diversity of its end users, and geographical sales area.

The Company considers current and historical loss experience and general economic conditions in determining the allowance for uncollectible accounts receivable. The Company also holds in reserve amounts associated with the sale of demonstration and evaluation equipment, and basic 30-day rights of return. The total of these reserves was approximately $134,000 and $101,000 as of December 31, 1998 and 1997, respectively. These reserves increased by approximately $33,000 in 1998 and decreased by approximately $34,000 in 1997. Ultimate losses may vary from the current estimates, and any adjustments are reported in earnings in the periods in which they become known.

Continued,

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


Summary of Significant Accounting Policies, Continued:

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

Earnings Per Share: Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the assumed dilution, using the treasury stock method, which would occur if warrants and options to purchase common stock were exercised.

Foreign Currency Translation: Assets and liabilities are translated at the rate of exchange in effect as of the balance sheet date. The gains and losses that result from this process are shown as accumulated other comprehensive income in the shareholders' equity section of the balance sheet. Operating transactions are translated at weighted average rates during the period. Transaction gains and losses are reflected in net income.

Continued,

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


Estimates and Industry Factors:

Estimates - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Technology - The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, and changing customer needs. The Company believes that its future success will depend, in part, upon its ability to enhance its current products, to develop new products and systems on a timely and cost-effective basis, and to respond to changing customer needs and technological developments. A substantial portion of the Company's revenues is derived from sales of portable data terminals, fixed-station and integrated decoders, hand-held laser scanners, and related software products. A decline in the demand for these products, whether as a result of competition, technological change or other factors, or a decrease in their prices could have a material adverse effect on the Company's financial condition and results of operations.

Intellectual Property -The nature of the industry is characterized by substantial litigation regarding patent and other intellectual property rights. Although the Company is not involved in any such litigation, there is no assurance that future claims will not be brought against the Company. Any such litigation could result in significant costs and changes in the Company's products.

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

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


Financial Accounting Standards Board (FASB): The FASB has issued certain accounting pronouncements that the Company has adopted:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has adopted SFAS 130 in 1998 and retroactively reclassified previous financial statements for comparative purposes.

During the year ended December 31, 1998, Percon adopted SFAS 131, "Disclosures about Segment of an enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

In February 1998 FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises employers' disclosures about pension and other postretirement benefit plans. Management believes they comply with the new standard.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized through comprehensive income until the hedged item is recognized in earnings. The Company believes that SFAS No. 133 will not affect financial reporting because the Company and its wholly owned subsidiaries are not currently involved in any hedge positions at this time, nor are there any plans to adopt such positions in the near future.

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


Reclassifications: Certain prior-period amounts have been reclassified to conform to the December 31, 1998 presentation. Such reclassification did not affect previously reported net income


2. Inventories, net

Inventory consists of the following:

                                                              1998                 1997
---------------------------------------------------------------------------------------
Finished Goods                                          $2,257,528           $2,121,695
Materials                                                2,053,245            2,681,780
Reserve                                                   (568,558)            (306,553)
---------------------------------------------------------------------------------------
                                                        $3,742,215           $4,496,922
=======================================================================================


3. Property and Equipment, net:

                                                               1998                1997
---------------------------------------------------------------------------------------
    Building on land leased from others                  $1,339,942          $1,252,225
    Equipment                                             2,544,704           2,070,545
    Tooling                                                 988,674             822,831
    Leasehold improvements                                  193,303              98,984
---------------------------------------------------------------------------------------
                                                          5,066,623           4,244,585
    Less accumulated depreciation and amortization        2,308,540           1,702,303
---------------------------------------------------------------------------------------
                                                         $2,758,083          $2,542,282
=======================================================================================


4.       Goodwill and Intangibles, net:

                                                              1998                 1997
---------------------------------------------------------------------------------------
    Capitalized software and technology                 $2,423,631           $2,011,868
    Noncompete agreements                                  832,129              832,129
    Goodwill and other                                     641,560              565,355
---------------------------------------------------------------------------------------
                                                         3,897,320            3,409,352
    Less accumulated amortization                        2,458,331            1,852,644
---------------------------------------------------------------------------------------
                                                        $1,438,989           $1,556,708
=======================================================================================

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


5. Accrued Expenses:

                                                              1998               1997
-------------------------------------------------------------------------------------
    Accrued payroll and payroll liabilities             $  635,148          $ 590,918
    Accrued warranty                                       132,642             81,878
    Accrued business and property taxes                    127,142             88,456
    Other liabilities                                      228,679            103,533
-------------------------------------------------------------------------------------
                                                        $1,123,611          $ 864,785
=====================================================================================


6. Bank Line of Credit:

The Company has a revolving line of credit with one domestic bank of up to $1,000,000, subject to certain limitations, collateralized by accounts receivable and inventories. The interest rate is the bank's prime rate (7.75% at December 31, 1998). No amounts were outstanding as of December 31, 1998 or 1997.

The Company also has a credit facility with two foreign banks to borrow up to 2,000,000 French francs (approximately $358,000), collateralized by accounts receivable. Borrowings under these facilities bear interest at the banks' current interest rate (8.1% and 10.1% at December 31, 1998). No amounts were outstanding at December 31,1998 or 1997.

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


7. Long-term Debt:

                                                              1998                1997
--------------------------------------------------------------------------------------
     Bank loan, monthly payments of approximately
     $14,750, including interest at 9.6%,
     maturing December 31, 2004                          $ 807,409           $ 843,355

     Less current portion                                 (104,557)            (88,802)
--------------------------------------------------------------------------------------
                                                         $ 702,852           $ 754,553
======================================================================================


The bank loan is collateralized by a preferential lien on the building owned by Percon Europe S.A. and matures as follows:

     1999                                                             $ 104,557
     2000                                                               115,048
     2001                                                               126,591
     2002                                                               139,294
     2003                                                               153,270
     Thereafter                                                         168,649
-------------------------------------------------------------------------------
                                                                      $ 807,409
===============================================================================

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


8. Income Taxes:

The provision for income taxes consists of the following at December 31:

                                                              1998               1997
-------------------------------------------------------------------------------------
     Current:
         Federal                                        $1,151,348         $1,475,275
         State                                             208,700            185,184
         Foreign                                           354,700            303,990
     Deferred                                              (83,248)          (154,087)
-------------------------------------------------------------------------------------
                                                        $1,631,500         $1,810,362
=====================================================================================

The difference between the statutory federal income tax rate and the Company's effective rate is summarized as follows:

                                                             1998                1997
--------------------------------------------------------------------------------------
Federal                                                      34.0%               34.0%
State, net of Oregon rebate and federal benefit               3.6                 2.4
Research and experimentation tax credits                     (2.0)               (2.1)
Foreign sales corporation                                    (0.5)               (0.7)
Excess of foreign over U.S. tax rate                          1.5                 0.9
Goodwill amortization                                         0.6                 0.6
Other                                                         0.3                (0.6)
--------------------------------------------------------------------------------------
                                                             37.5%               34.5%
======================================================================================


The components of the net deferred tax liability at December 31 are as follows:

                                                              1998                1997
--------------------------------------------------------------------------------------
Assets:
    Inventory reserve                                   $   87,100          $   35,749
    Warranty provision                                      41,400              25,403
    Allowance for doubtful accounts                         36,400              20,786
    Accrued expenses and other                             111,200              91,780
--------------------------------------------------------------------------------------
                                                           276,100             173,718
--------------------------------------------------------------------------------------
Liabilities:
    Depreciation                                           134,700             118,624
    Capitalized software and noncompete agreements         332,900             329,842
    ----------------------------------------------------------------------------------
                                                           467,600             448,466
--------------------------------------------------------------------------------------
Net deferred income tax liability                       $ (191,500)         $ (274,748)
======================================================================================

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


10. Stock Options and Warrant:

In connection with its initial public offering, ("IPO"), the Company granted its underwriters a warrant to purchase 120,000 shares of common stock at an exercise price of $8.10 per share. The warrants are nontransferable for a period of one-year following the date of issuance and expire in August 2000.

On July 10, 1995, the shareholders of the Company approved a stock option plan, as amended and restated on June 2, 1995, May 24, 1996, and May 22, 1998 (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights, and other incentive options to employees, independent contractors, and consultants. The total number of shares of common stock authorized under the Stock Incentive Plan may not exceed 600,000.

During the years ended December 31, 1998 and 1997, the Company granted options to employees and directors to purchase an aggregate of 104,500 shares and 202,600 shares, respectively. The exercise prices of these options are equal to or at 110% of the market price of the Company's stock on the date of grant.

A summary of option activity is as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                    Number of         Exercise
                                                                     Shares             Price
-----------------------------------------------------------------------------------------------
Balance, January 1, 1997                                             286,345          $   9.69
         Options granted                                             202,600             11.33
         Options exercised                                           (17,520)             6.78
         Options surrendered                                         (70,515)            11.04
-----------------------------------------------------------------------------------------------
Balance, December 31, 1997                                           400,910          $  10.40
         Options granted                                             104,500             11.05
         Options exercised                                           (37,120)             7.01
         Options surrendered                                         (78,165)            11.14
-----------------------------------------------------------------------------------------------
Balance, December 31, 1998                                           390,125          $  10.70
===============================================================================================

Continued,

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


The table summarizes information about stock options outstanding as of December 31, 1998:

                           Options Outstanding                                   Options Exercisable
--------------------------------------------------------------------------   ---------------------------
                                                                 Weighted-                    Weighted-
                                             Weighted-            Average                      Average
       Range of            Number        Average Remaining       Exercise        Number       Exercise
    Exercise Price      Outstanding       Contractual Life         Price      Exercisable       Price
--------------------------------------------------------------------------------------------------------
$0.00 - $7.50              90,300            5.3 years             $ 7.06         67,990       $  6.99
$7.51 - $10.00             56,100            8.4 years             $ 9.83         17,540       $  9.85
$10.01 - $12.50           142,275            8.3 years             $11.08         51,887       $ 11.09
$12.51 - $16.75           101,450            8.3 years             $13.90         40,180       $ 14.00
--------------------------------------------------------------------------   ---------------------------
                          390,125            7.6 years             $10.70        177,597       $ 10.05
==========================================================================   ===========================

The following table presents the Company's net income and earnings per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options.

                                                              1998                 1997
---------------------------------------------------------------------------------------
     Net income - as reported                           $2,715,208           $3,429,789
     Net income-pro forma                               $1,979,766           $3,097,375
     Earnings per share basic - as reported                 $ 0.68               $ 0.87
     Earnings per share basic - pro forma                   $ 0.49               $ 0.78
     Earnings per share diluted - as reported               $ 0.67               $ 0.83
     Earnings per share diluted - pro forma                 $ 0.49               $ 0.75


For purposes of the above pro forma information, the fair value of each option grant was estimated as the date of grant using the Black-Scholes option pricing model with the following assumptions.

                                                              1998                 1997
---------------------------------------------------------------------------------------
     Average risk-free interest rate                         5.58%                6.73%
     Average expected life                               8.1 years            5.8 years
     Expected volatility                                     47.9%                40.0%
     Expected dividend yield                                  None                 None
     Weighted average fair value of options granted         $ 6.60               $ 6.94

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


11. Commitments and Contingencies:

On October 8, 1998, the Company announced that its Board of Directors has authorized the repurchase of up to 250,000 shares of its common stock. The shares may be repurchased from time to time through open market transactions, and funded from existing cash balances or from borrowings under bank credit arrangements. As of December 31, 1998, the Company had repurchased 94,400 shares.

The Company leases certain facilities and land under non-cancelable operating leases. The lease for the Company's headquarters expired in September 1998. In December 1997, the Company signed a ten-year non-cancelable lease for a new headquarters facility, which contains a five-year lease extension option. The lease contains provisions for the Company to pay certain ongoing costs, such as property taxes, insurance and support costs, which are not reflected in the minimum lease payments totaling approximately $5.6 million. The Company expects to sublease certain portions of the new facility as permitted under the lease agreement. The Company completed its move to the new facility September 30, 1998.

Rent expense was $398,821 and $244,150 for the years ended December 31, 1998 and 1997, respectively. Future minimum payments required under these operating lease agreements are summarized below. All existing sublease agreements have terminated at December 31, 1998.

Year ending December 31:
-------------------------------------------------------------------------
                            1999                               $  396,545
                            2000                                  395,028
                            2001                                  416,781
                            2002                                  440,323
                            2003                                  454,582
                      Thereafter                                3,446,958
-------------------------------------------------------------------------
                           Total                               $5,550,217
=========================================================================

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


12. Employee Benefit Plans:

The Company sponsors various benefit plans that cover substantially all of the Company's employees. Total expense related to these plans were $120,167 and $86,893 for the years ended December 31, 1998 and 1997, respectively.


13. Fair Value of Financial Instruments:

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, long-term debt, accounts payable, and accrued liabilities approximates fair value due to their short maturities.


14. Business Segment Information:

The Company operates in a single industry with two geographic operating segments
- North America and Europe. While the Company's chief operating decision maker monitors the revenue streams of the various products and geographic locations, operations are managed and financial performance is evaluated based upon the geographic locations because each operating segment represents a strategic business unit that serves different markets.

The accounting policies of the operating segments are the same as those described in the summary of significant policies. The Company evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers based upon internal transfer prices set by the Company. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Continued,

Percon Incorporated

For the Years Ended December 31, 1998 and 1997


Summarized data of the Company's operations, by geographic area, for the years ended December 31, 1998 and 1997 are presented below, in thousands.

Year Ended
December 31,                                               Percon
1998                                        Percon US      Europe     Elimination     Consolidated
--------------------------------------------------------------------------------------------------
Sales to unaffiliated customers               $19,746     $11,325             $ -         $ 31,071
Intra-company transfers                         1,941           -          (1,941)               -
Gross Profit                                   10,185       4,546              28           14,759
Income from operations                          3,346         945             (54)           4,237
Interest & Other Income (Expense), net            175         (66)              -              109
Pretax income                                   3,521         879             (54)           4,346

Total assets                                   18,930       6,695          (5,223)          20,402


                                                           Percon
1997                                        Percon US      Europe     Elimination     Consolidated
--------------------------------------------------------------------------------------------------
Sales to unaffiliated customers               $18,433      $9,743              $-         $ 28,176
Intra-company transfers                         1,714           -          (1,714)               -
Gross Profit                                   10,072       4,283            (108)          14,247
Income from operations                          4,491         967            (189)           5,269
Interest & Other Income (Expense), net             79        (108)              -              (29)
Pretax income                                   4,570         859            (189)           5,240

Total assets                                   16,437       6,527          (5,610)          17,354


Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Eliminated assets primarily represent the investment in the European subsidiary and the net result of operations since that time.

Sales to a single distributor accounted for 14.1% and 12.0% of net sales for the years 1998 and 1997, respectively. Accounts receivable at December 31, 1998 and 1997 were $1,357,310 and $931,908, respectively, related to this distributor. No other single account represented more than 10% of the Company's sales for 1998.