Form 10-Q
period 1999-03-31
PERCON INC
filed 1999-05-14
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                                  ------------

                         Commission File Number: 0-26462

                                  ------------


                               PERCON INCORPORATED
             (Exact name of registrant as specified in its charter)


               Washington                                 91-1486560
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                 Identification No.)


     1800 Millrace Drive Eugene, OR                          97403
(Address of principal executive offices)                  (Zip code)

                                  541-344-1189
              (Registrant's telephone number, including area code)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]   NO [   ]

                                  ------------

 The number of shares of common stock outstanding as of May 10, 1999: 3,858,381

                      PERCON INCORPORATED and SUBSIDIARIES


                                    FORM 10-Q

                                 March 31, 1999

                                      INDEX

                                                                         Page
PART I - FINANCIAL INFORMATION                                         Reference
--------------------------------------------------------------------------------

Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998 (unaudited).               3

           Condensed Consolidated Statements of Income for the
           three months ended March 31, 1999 and 1998 (unaudited).         4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998 (unaudited).         5

           Notes to Condensed Consolidated Financial Statements          6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9 - 13


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

Part I - Financial Information
Item 1 - Financial Statements

Percon Incorporated
Condensed Consolidated Balance Sheets, (Unaudited)
(in thousands, except share data)

PERCON INCORPORATED
Consolidated Balance Sheets
(in thousands)

                                                                           March 31,         December 31,
                                                                               1999                 1998
                                                                     --------------       --------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $        5,668       $        4,534
   Accounts receivable, net                                                   5,824                6,793
   Inventories, net                                                           3,650                3,742
   Prepaid expenses and other                                                   720                  860
   Deferred income tax asset                                                    279                  276
                                                                     --------------       --------------
     Total current assets                                                    16,141               16,205

Property and equipment, net                                                   2,654                2,758
Goodwill and intangibles, net                                                 1,261                1,439
                                                                     --------------       --------------

     Total assets                                                    $       20,056       $       20,402
                                                                     ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                 $           98       $          104
   Accounts payable                                                           1,010                1,644
   Accrued expenses                                                           1,180                1,124
   Deferred revenue                                                             119                  116
   Income taxes payable                                                         349                  231
                                                                     --------------       --------------
     Total current liabilities                                                2,756                3,219

Deferred income taxes                                                           434                  468
Long-term debt, less current portion                                            619                  703
Other                                                                            19                   20
                                                                     --------------       --------------

     Total liabilities                                               $        3,828       $        4,410
                                                                     --------------       --------------
Commitments and contingencies

   Preferred stock, 5,000,000 shares authorized,
      none issued                                                                 -                    -
   Common stock, no par value, 20,000,000 shares authorized,
      3,918,781 and 3,976,061 shares issued and
      outstanding, respectively                                               9,319                9,319
   Treasury stock, at cost                                                     (667)                (597)
   Retained earnings                                                          8,084                7,471
   Accumulated other comprehensive income                                      (508)                (201)
                                                                     --------------       --------------
     Total shareholders' equity                                              16,228               15,992
                                                                     --------------       --------------

     Total liabilities and shareholders' equity                      $       20,056       $       20,402
                                                                     ==============       ==============


See accompanying notes.

Percon Incorporated
Condensed Consolidated Statements of Income, (Unaudited)
(in thousands, except per share data)

                                                               For the three months ended
                                                                        March 31,
                                                                   1999           1998
--------------------------------------------------------------------------------------
Net sales                                                     $   7,908      $   7,058
Cost of goods sold                                                3,841          3,610
--------------------------------------------------------------------------------------
     Gross profit                                                 4,067          3,448

Operating Expenses:
   Selling, marketing and customer service                        1,585          1,225
   General and administrative                                       846            674
   Research and product development                                 478            401
   Charges related to terminated  acquisition                       161              -
--------------------------------------------------------------------------------------
     Operating income                                               997          1,148

Interest and other income (expense), net                             (3)             2
--------------------------------------------------------------------------------------
     Income before taxes                                            994          1,150

Provision for income taxes                                          381            424
--------------------------------------------------------------------------------------
     Net income                                               $     613      $     726
--------------------------------------------------------------------------------------
     Net income per share:
     Net income per share - Basic                             $    0.16      $    0.18
--------------------------------------------------------------------------------------
     Net income per share - Diluted                           $    0.16      $    0.18
--------------------------------------------------------------------------------------

Weighted average shares outstanding:
    Basic                                                         3,917          3,993
    Effect of dilutive securities:
        Warrants                                                      -             45
        Options                                                       8            110
--------------------------------------------------------------------------------------
    Diluted                                                       3,925          4,148
--------------------------------------------------------------------------------------

See accompanying notes.

Percon Incorporated
Condensed Consolidated Statements of Cash Flows, (Unaudited)
(in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 1999              1998
-------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
   Net Income                                                                $    613          $    726
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                                              266               299
       Deferred income taxes                                                      (36)              (32)
       Change in operating assets and liabilities:
        Accounts receivable                                                       969                57
        Inventories                                                                92                22
        Prepaid expenses and other                                                140               (70)
        Accounts payable and accrued expenses                                    (378)             (417)
-------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             1,666               585
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                          (71)             (203)
-------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                     (71)             (203)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Principal paid on long-term debt                                               (84)              (24)
   Proceeds from stock issued                                                       -               227
   Tax benefit from exercise or                                                     -                75
     early disposition of certain stock options
   Cash used for purchase of treasury stock                                       (70)                -
-------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                        (154)              278
-------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                          (307)              (11)
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            1,134               649
Cash and cash equivalents at beginning of period                                4,534             1,884
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $  5,668          $  2,533
-------------------------------------------------------------------------------------------------------

Supplemental disclosure:
   Interest paid                                                             $     18          $     21
   Taxes paid                                                                $    373          $    442


See accompanying notes.

Percon Incorporated And Subsidiaries Notes To Condensed Consolidated Financial Statements, (Unaudited)


1.  Summary Of Significant Accounting Policies

Principles Of Consolidation

The condensed consolidated financial statements include the accounts of Percon Incorporated ("Percon" or the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


Basis Of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period, computed in accordance with the treasury stock method.


2.  Inventories

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                             March 31, 1999     December 31, 1998
                                           --------------     -----------------

Finished goods                                    $ 2,211               $ 2,258
Materials                                           1,964                 2,053
Reserve                                              (525)                 (569)
-------------------------------------------------------------------------------
                                                  $ 3,650               $ 3,742
-------------------------------------------------------------------------------


3.  Stock Options

During the first three months of 1999, the Company granted options to purchase an aggregate of 35,500 shares of common stock at an average price of $8.72 per share. The exercise prices are greater than or equal to the Company's market price on the date of grant.

Percon Incorporated And Subsidiaries Notes To Condensed Consolidated Financial Statements, Continued, (Unaudited)


4.  Commitments And Contingencies

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

On October 8, 1998 the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of its common stock. The shares may be repurchased from time to time through open market transactions, and funded from existing cash balances or from borrowings under bank credit arrangements. The number of shares held as treasury stock was 107,700 and 94,400 as of March 31, 1999 and December 31, 1998, respectively. As of May 10, 1999 the Company had repurchased a total of 154,800 shares.


5.  Income Taxes

The provision for income taxes has been recorded based on the Company's current estimate of the Company's annual effective tax rate. This rate differs from the combined federal and state statutory rate of approximately 38.5% primarily due to the benefit of the Company's foreign sales corporation and research and experimentation tax credits.


6.  Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. This statement establishes standards for reporting comprehensive income and its components in the condensed consolidated financial statements. The objective of SFAS 130 is to report changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity.

                                                            Three months ended,
                                                                 March 31,
(in thousands)                                                1999              1998
                                                    --------------    --------------
Net income                                               $     613         $     726

Other comprehensive income net of tax                            -                 -
Foreign currency translation adjustment                       (307)              (94)
------------------------------------------------------------------------------------
Comprehensive income                                     $     306         $     632
------------------------------------------------------------------------------------


7.  Significant Customer Discussion

No single customer represented more than 10% of the Company's total net sales for the three months ended March 31, 1999 and 1998.

Percon Incorporated And Subsidiaries Notes To Condensed Consolidated Financial Statements, Continued, (Unaudited)


8.  Business Segment Information

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

Summarized data of the Company's operations, by geographic area, for the three months ended March 31, 1999 and 1998 are presented below (in thousands).

Three months ended
March 31,                                                            Percon
1999                                              Percon US          Europe     Elimination    Consolidated
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                   $   5,537       $   2,371       $       -       $   7,908
Intra-company transfers                                 575               -            (575)              -
Gross profit                                          3,063             980              24           4,067
Income from operations                                  876             118               3             997
Interest & other income (expense), net                   56             (59)              -              (3)
Pretax income                                           931              60               3             994

Total assets                                      $  19,515       $   6,015       $  (5,474)      $  20,056


                                                                     Percon
1998                                              Percon US          Europe    Elimination     Consolidated
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                   $   4,180       $   2,878       $      -        $   7,058
Intra-company transfers                                 511               -           (511)               -
Gross profit                                          2,263           1,186             (1)           3,448
Income from operations                                  825             344            (21)           1,148
Interest & other income (expense), net                   31             (29)             -                2
Pretax income                                           857             315            (21)           1,150

Total assets                                      $  17,178       $   6,273       $ (5,949)       $  17,502

Item 2 - Management's Discussion And Analysis
         Of Financial Condition And Results Of Operations


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

The statements in this report concerning the Year 2000 issue and working capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's information systems, its ancillary systems and associated software. Factors that could materially affect future working capital requirements include, but are not limited to, competitive market pressures (including increased competition, new product offerings by competitors and price pressures) and the availability of appropriate resources, unfavorable business conditions in the ADC industry and general economy.

Results of Operations

The following table sets for the for the periods indicated selected statements of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each of the items on the condensed consolidated statements of income.

                                                                 Three Months Ended            Percentage
                                                                      March 31,                    change
                                                               1999               1998          in amount
                                                       ---------------------------------------------------
Net sales                                                     100.0%             100.0%              12.0%
Cost of goods sold                                             48.6%              51.1%               6.4%
----------------------------------------------------------------------------------------------------------
     Gross profit                                              51.4%              48.9%              17.9%

Operating Expenses:
   Selling, marketing and customer service                     20.0%              17.4%              29.4%
   General and administrative                                  10.7%               9.5%              25.5%
   Research and product development                             6.0%               5.7%              19.2%
   Charges related to terminated acquisition                    2.0%               0.0%               0.0%
----------------------------------------------------------------------------------------------------------
     Operating income                                          12.6%              16.3%             -13.2%

Interest and other income (expense), net                        0.0%               0.0%            -252.0%
----------------------------------------------------------------------------------------------------------
     Income before taxes                                       12.6%              16.3%             -13.6%

Provision for income taxes                                      4.8%               6.0%             -10.1%
----------------------------------------------------------------------------------------------------------
     Net income                                                 7.8%              10.3%             -15.6%
----------------------------------------------------------------------------------------------------------


Comparison of the three months ended March 31, 1999 and 1998.

Net Sales

Net sales for the three months ended March 31, 1999 increased $0.8 million (12.0%) to $7.9 million from $7.1 million for the three months ended March 31, 1998. Net sales of PDCTs increased $1.0 million (52.4%) over the same period in 1998, due to increased unit volume. Sales of other product lines were largely unchanged with the exception of input devices, which decreased $0.2 million (18.0%) due to lower unit volume.

Net sales attributed to Percon Europe decreased $0.5 million (17.6%) to $2.4 million in 1999, largely due to decreased unit volume of the decoder product line. Net sales from Percon Europe represented approximately 30.0% and 40.8% of condensed consolidated net sales for the three months ended March 31, 1999 and 1998, respectively.

Net sales from Percon's U.S. operations increased $1.3 million (32.5%) to $5.5 million. These increases were primarily due to increased unit volume of PDCTs, which increased $0.7 million (47.5%) over the same period in 1998, and increased unit volume of decoders, which increased $0.6 million (58.3%) over the same period in 1998.

Gross Profit

Gross profit for the three months ended March 31, 1999 increased $0.6 million (17.9%) to $4.1 million from $3.5 million for the three months ended March 31, 1998, representing 51.4% and 48.9% of net sales, respectively. This increase resulted primarily from increased sales of PDCTs, increased service revenue, and a one-time payment of an OEM customer's minimum order requirement, offset in part by decreased sales of input devices.

Gross profit attributed to Percon Europe decreased $0.2 million (17.4%) to $1.0 million in 1999, due to lower overall sales activity and associated lower cost of goods sold. As a percentage of net sales, gross profit remained nearly level at approximately 41% for both 1999 and 1998.

Gross profit from Percon's U.S. operations increased $0.8 million (35.4%) to $3.1 million. This increase was primarily due to increased unit volume of PDCTs, a one-time payment of an OEM customer's minimum order requirement, and increased manufacturing efficiencies. As a percentage of net sales, gross profit increased for the three months ended March 31, 1999 to 55.3%, up from 54.1% for the same period in 1998. Cost of goods sold increased $0.6 million (29.1%) to $2.5 million from $1.9 million in 1998.


Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses for the three months ended March 31, 1999 increased $0.4 million (29.4%) to $1.6 million from $1.2 million for the three months ended March 31, 1998, representing 20.0% and 17.4% of net sales, respectively. These increases are primarily due to sales force expansion that occurred late in 1998 and marketing efforts to support new product introductions.


General and Administrative Expenses

General and administrative expenses are comprised of the costs associated with finance and executive activities, and the management of information technologies and general facilities. Direct facility and information technology costs are allocated to other departments. General and administrative expenses for the three months ended March 31, 1999 increased $0.2 million (25.5%) to $0.8 million from $0.7 million for the three months ended March 31, 1997, representing 10.7% and 9.5% of net sales, respectively. These increases are primarily due to increased wages and professional fees.


Research and Product Development Expenses

Research and product development expenses for the three months ended March 31, 1999 increased $0.1 million (19.2%) to $0.5 million from $0.4 million for the three months ended March 31, 1998, representing 6.0% and 5.7% of net sales, respectively. The increase for the three months ended March 31, 1999 was largely attributable to additional expenditures to support new product development.


Charges Related to Terminated Acquisition

The Company incurred charges related to a terminated acquisition of $0.2 million for the three months ended March 31, 1999, representing 2.0% of net sales with no comparable charge for the three months ended March 31, 1998. This charge is related to acquisitions which were pursued but were terminated during the quarter.

Interest and Other Income

Interest and other income for the three months ended March 31, 1999 decreased $5,000 to ($3,000) from $2,000 for the three months ended March 31, 1998. The decreases for the three months ended March 31, 1999 were largely due to foreign currency transaction losses experienced by the Company's European subsidiary, offsetting interest earned by higher cash holdings.


Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1999 was $0.4 million, which represents an effective tax rate of 38.4%. Items which cause this rate to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the three months ended March 31, 1998 was $0.4 million, which represents an effective tax rate of 36.9%. The increase in the effective tax rate is primarily related to increased foreign tax rates.


Net Income

Net income for the three months ended March 31, 1999 decreased $0.1 million to $0.6 million from $0.7 million for the three months ended March 31, 1998, representing 7.8% and 10.3% of net sales, respectively. The decrease was due to lower gross profit contribution from the Company's European subsidiary, increased operating expenses, and the terminated acquisition charge.


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

The Company's assessment of the potential impact of the Year 2000 problem consists of two phases. The detection phase identifies and catalogs all mechanical and operational systems owned or operated by the Company that rely on date related information to function properly. The Company has recently completed this phase for its domestic operations. A similar assessment of its European operations was completed April 16, 1999. The remediation phase will repair, replace, or retire any non-compliant systems. This phase began early in 1999 and is expected to be completed by July 30, 1999.

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


Liquidity and Capital Resources

The Company's line of credit with a domestic bank permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the bank agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the bank's prime rate, which was 7.75% at March 31, 1999. The Company also has a line of credit and short-term borrowing arrangements with two foreign banks that allow it to borrow up to an aggregate of 2,000,000 French francs (approximately $327,000), collateralized by accounts receivable. Borrowings under these facilities bear interest at the banks' current interest rates, which were 8.1% and 10.1%, respectively, at March 31, 1999. No amounts were outstanding under any of these arrangements at March 31,1999.

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

Net cash provided by operations was $1.7 million for the three months ended March 31, 1999 compared to cash provided by operations of $0.6 million for the three months ended March 31, 1998. Significant changes for the three months ended March 31, 1999 relate to fluctuations in operating assets and liabilities.

For the three months ended March 31, 1999, net cash used in investing activities totaled $0.1 million compared to $0.2 million for the three months ended March 31, 1998. The Company made capital expenditures of $0.1 million for the three months ended March 31, 1999 compared to $0.2 million for the three months ended March 31, 1998.

During the three months ended March 31, 1999, net cash used in financing activities totaled $0.2 million. Cash used in financing activities was related to the repayment of foreign long-term bank debt and the repurchase of the Company's common stock in open market transactions. During the three months ended March 31, 1998, net cash provided by financing activities totaled $0.3 million. Cash generated by financing activities was primarily related to the sale of the Company's common stock.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PERCON INCORPORATED


by: JASON DAVIS
    ------------------------------
    Jason Davis
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

    Dated:  May 14, 1999