Form 10-Q
period 1999-06-30
PERCON INC
filed 1999-08-16
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

                                       or

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

                                 YES [X] NO [ ]

                                  ------------

             The number of shares of common stock outstanding as of
                           August 10, 1999: 3,803,181

                      PERCON INCORPORATED and SUBSIDIARIES


                                    FORM 10-Q

                                  June 30, 1999

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION                                         Reference
--------------------------------------------------------------------------------

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1999 and December 31, 1998 (unaudited).                   3

         Condensed Consolidated Statements of Income for the
         three months ended June 30, 1999 and 1998, and  the
         six months ended June 30, 1999 and 1998. (unaudited).              4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 1999 and 1998 (unaudited).             5

         Notes to Condensed Consolidated Financial Statements             6 - 9

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10 - 15


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                16

Item 6 - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

Part I - Financial Information
Item 1 - Financial Statements

Percon Incorporated
Condensed Consolidated Balance Sheets
(in thousands, except share data)
                                                                          June 30,               December 31,
                                                                              1999                       1998
                                                                       -----------               ------------
ASSETS                                                                 (Unaudited)                        (1)
Current assets:
     Cash and cash equivalents                                         $     5,128               $      4,534
     Accounts receivable, net                                                6,332                      6,793
     Inventories, net                                                        3,634                      3,742
     Prepaid expenses and other                                                717                        860
     Deferred income tax asset                                                 281                        276
                                                                       -----------               ------------
       Total current assets                                                 16,092                     16,205

Property and equipment, net                                                  2,622                      2,758
Goodwill and intangibles, net                                                1,135                      1,439
                                                                       -----------               ------------

       Total assets                                                    $    19,849               $     20,402
                                                                       ===========               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                  $       97               $        104
     Accounts payable                                                        1,420                      1,644
     Accrued expenses                                                        1,180                      1,124
     Deferred revenue                                                          123                        116
     Income taxes payable                                                        -                        231
                                                                       -----------               ------------
       Total current liabilities                                             2,820                      3,219

Deferred income taxes                                                          408                        468
Long-term debt, less current portion                                           571                        703
Other                                                                           20                         20
                                                                       -----------               ------------

       Total liabilities                                               $     3,819               $      4,410
                                                                       -----------               ------------
Commitments and Contingencies

Shareholder's Equity:
   Preferred stock, 5,000,000 shares authorized,
      None issued                                                                -                          -
   Common stock, no par value, 20,000,000 shares authorized,
      3,918,781 and 3,805,181 shares issued and
      Outstanding, respectively                                              9,323                      9,319
   Treasury stock, at cost, 208,000 at June 30, 1999                        (1,500)                      (597)
   Retained earnings                                                         8,842                      7,471
   Accumulated other comprehensive income / (loss)                            (635)                      (201)
                                                                       -----------               ------------
       Total shareholders' equity                                           16,030                     15,992
                                                                       -----------               ------------

       Total liabilities and shareholders' equity                      $    19,849               $    20,402
                                                                       ===========               ============

(1) The consolidated balance sheet as of December 31, 1998 has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

Percon Incorporated
Condensed Consolidated Statements of Income, (Unaudited)
(in thousands, except per share data)

                                                 Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                                  1999         1998            1999           1998
---------------------------------------------   -------------------         ----------------------
Net sales                                       $8,535       $7,093         $16,443        $14,151
Cost of goods sold                               4,270        3,794           8,111          7,404
---------------------------------------------   -------------------         ----------------------
     Gross profit                                4,265        3,299           8,332          6,747

Operating Expenses:
   Selling, marketing and customer service       1,609        1,418           3,194          2,643
   General and administrative                      886          765           1,732          1,439
   Research and product development                559          459           1,037            860
   Charges related to terminated  acquisition        -            -             161              -
---------------------------------------------   -------------------         ----------------------
     Operating income                            1,211          657           2,208          1,805

Interest and other income (expense), net            23           20              20             22
---------------------------------------------   -------------------         ----------------------
     Income before taxes                         1,234          677           2,228          1,827

Provision for income taxes                         477          267             858            691
---------------------------------------------   -------------------         ----------------------
     Net income                                 $  757       $  410         $ 1,370        $ 1,136
---------------------------------------------   -------------------         ----------------------
     Net income per share:
     Net income per share - Basic               $ 0.20       $ 0.10         $  0.35        $  0.28
---------------------------------------------   -------------------         ----------------------
     Net income per share - Diluted             $ 0.20       $ 0.10         $  0.35        $  0.28
---------------------------------------------   -------------------         ----------------------

Weighted average shares outstanding:
    Basic                                        3,842        3,998           3,879          4,003
    Effect of dilutive securities:*
        Warrants                                     -           30               -             39
        Options                                     10           34               9             57
---------------------------------------------   -------------------         ----------------------
    Diluted                                      3,852        4,062           3,888          4,099
---------------------------------------------   -------------------         ----------------------

See accompanying notes.

Percon Incorporated
Condensed Consolidated Statements of Cash Flows, (Unaudited)
(in thousands)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                       1999                    1998
---------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
   Net Income                                                        $1,370                  $1,136
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                                    546                     597
       Deferred income taxes                                            (65)                    (69)
       Change in operating assets and liabilities:
        Accounts receivable                                             461                   1,509
        Inventories                                                     108                     109
        Prepaid expenses and other                                      202                    (104)
        Accounts payable and accrued expenses                          (372)                 (1,550)
---------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                   2,250                   1,628
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                               (191)                   (489)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
        Net cash used in investing activities                          (191)                   (489)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Principal paid on long-term debt                                    (132)                    (46)
   Proceeds from stock issued                                             4                     257
   Tax benefit from exercise or
     early disposition of certain stock options                                                  77
   Cash used for purchase of treasury stock                            (903)                      -
---------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities            (1,031)                    288
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                (434)                      2
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    594                   1,429
Cash and cash equivalents at beginning of period                      4,534                   1,884
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $5,128                  $3,313
---------------------------------------------------------------------------------------------------

Supplemental disclosure:
   Interest paid                                                     $   36                     $39
   Taxes paid                                                        $1,244                  $1,016

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


Basis Of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   Inventories

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                         June 30, 1999        December 31, 1998
                                       -------------        -----------------
Finished goods                              $  2,218                 $  2,258
Materials                                      2,043                    2,053
Reserve for obsolescence                       (627)                    (569)
                                            --------                 --------
                                            $  3,634                 $  3,742
                                            ========                 ========


3.   Stock Options

During the first six months of 1999, the Company granted options to purchase an aggregate of 52,000 shares of common stock at an average price of $8.42 per share. The exercise prices are greater than or equal to the Company's market price on the date of grant.

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

On October 8, 1998 the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of its common stock. The shares may be repurchased from time to time through open market transactions, and funded from existing cash balances or from borrowings under bank credit arrangements. The number of shares held as treasury stock was 208,000 and 94,400 as of June 30, 1999 and December 31, 1998, respectively. As of August 10, 1999 the Company had repurchased a total of 210,000 shares.


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

                                                           Three months ended         Six months ended
                                                                 June 30,                  June 30,
       (in thousands)                                        1999         1998         1999         1998
                                                          -------      -------      -------      -------
       Net income                                         $   757      $   410      $ 1,370      $ 1,136
       Other comprehensive income net of tax                    -            -            -            -
       Foreign currency translation adjustment               (127)          64         (434)         (30)
                                                          -------      -------      -------      -------
       Comprehensive income                               $   630      $   474      $   936      $ 1,106
                                                          =======      =======      =======      =======


7.   Significant Customer Discussion

Sales to a single customer accounted for 14.3% and 10.1% of net sales for the three and six months ended June 30, 1999. Accounts receivable at June 30, 1999 were $644,730 related to this one customer. No other account represented more than 10% of the Company's sales for the periods mentioned.

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

Summarized data of the Company's operations, by geographic area, for the three and six months ended June 30, 1999 and 1998 are presented below (in thousands).

Three months ended
                                                     Percon          Percon
June 30, 1999                                            US          Europe         Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $  5,848        $  2,687            $      -          $  8,535
Intra-company transfers                                 810               0                (810)                -
Gross profit                                          3,311            1023                 (69)            4,265
Income from operations                                1,053             247                 (89)            1,211
Interest & other income (expense), net                   53             (29)                  -                24
Pretax income                                         1,104             219                 (89)            1,234

Total assets                                       $ 19,296        $  6,056            $ (5,503)         $ 19,849

Three months ended
                                                     Percon          Percon
June 30, 1998                                            US          Europe         Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $  4,644        $  2,449            $      -          $  7,093
Intra-company transfers                                 328               -                (328)                -
Gross profit                                          2,257           1,074                 (32)            3,299
Income from operations                                  516             193                 (52)              657
Interest & other income (expense), net                   36             (16)                  -                20
Pretax income                                           552             177                 (52)              677

Total assets                                       $ 17,270        $  6,176            $ (4,994)         $ 18,452

Percon Incorporated And Subsidiaries Notes To Condensed Consolidated Financial Statements, Continued, (Unaudited)


Six months ended
                                                     Percon          Percon
June 30, 1999                                            US          Europe         Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $ 11,385        $  5,058             $     -          $ 16,443
Intra-company transfers                               1,385               -              (1,385)                -
Gross profit                                          6,375           2,002                 (45)            8,332
Income from operations                                1,929             365                 (86)            2,208
Interest & other income (expense), net                  108             (88)                  -                20
Pretax income                                         2,037             277                 (86)            2,228


Six months ended
                                                     Percon          Percon
June 30, 1998                                            US          Europe         Elimination      Consolidated
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $  8,823        $  5,328            $      -          $ 14,151
Intra-company transfers                                 838                                (838)                -
Gross profit                                          4,519           2,261                 (33)            6,747
Income from operations                                1,341             538                 (74)            1,805
Interest & other income (expense), net                   67             (45)                  -                22
Pretax income                                         1,408             493                 (74)            1,827

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

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                       1999      1998    % change      1999      1998     % change
                                                    -----------------------------   ------------------------------
Net sales                                            100.0%    100.0%      20.3%     100.0%    100.0%       16.2%
Cost of goods sold                                    50.0%     53.5%      12.5%      49.3%     52.3%        9.5%
---------------------------------------------------------------------               -----------------
     Gross profit                                     50.0%     46.5%      29.3%      50.7%     47.7%       23.5%

Operating Expenses:
   Selling, marketing and customer service            18.9%     20.0%      13.5%      19.4%     18.7%       20.8%
   General and administrative                         10.4%     10.8%      15.8%      10.5%     10.2%       20.4%
   Research and product development                    6.5%      6.4%      21.8%       6.3%      6.1%       20.6%
   Charges related to terminated  acquisition          0.0%      0.0%       0.0%       1.0%      0.0%        0.0%
---------------------------------------------------------------------               -----------------
     Operating income                                 14.2%      9.3%      84.3%      13.5%     12.7%       22.3%

Interest and other income (expense), net               0.3%      0.3%      15.0%       0.1%      0.2%       -9.1%
---------------------------------------------------------------------               -----------------
     Income before taxes                              14.5%      9.6%      82.3%      13.6%     12.9%       21.9%

Provision for income taxes                             5.6%      3.8%      78.7%       5.2%      4.9%       24.2%
---------------------------------------------------------------------               -----------------
     Net income                                        8.9%      5.8%      84.6%       8.4%      8.0%       20.6%
---------------------------------------------------------------------               -----------------


Comparison of the three and six months ended June 30, 1999 and 1998.


Net Sales

Net sales of $8.5 million and $16.4 million for the three and six months ended June 30, 1999 increased 20.3% and 16.2%, respectively, over the comparable prior year periods. The increase for the three and six months ended June 30, 1999 is due in large part to a $1.4 million and $2.4 million increase, respectively, in the sales of decoder and PDCT products over comparable prior year periods. Foreign exchange fluctuations unfavorably impacted net sales by approximately 1.9% and 1.0%, respectively, for the three and six months ended June 30, 1999. Foreign exchange fluctuations did not have a material effect on net sales for the three and six months ended June 30, 1998.

Net sales attributed to Percon's U.S. operations increased 25.9% and 29.0% to $5.8 million and $11.4 million, respectively, for the three and six months ended June 30, 1999 over the comparable prior year periods. The increase for the three month period is due to increased decoder and software sales of $1.1 million. The increase for the six month period is attributed to increased PDCT, decoder, and software sales of $2.6 million.

Net sales attributed to Percon Europe increased 9.7% and decreased 5.1% to $2.7 million and $5.0 million, respectively, for the three and six months ended June 30, 1999 over the comparable prior year periods. The increase for the three month period is a result of a $0.6 million increase in PDCT sales, offset by decreased revenue from software and input devices of $0.3 million. The decrease for the six month period is attributed to increased PDCT sales of $0.9 million, offset by decreased decoder, software, and input device sales of $1.2 million.

Gross Profit

Gross profit of $4.3 million and $8.3 million increased 29.3% and 23.5%, respectively, for the three and six months ended June 30, 1999 over the comparable prior year periods. As a percent of net sales, gross profit increased for the three month period to 50.0% from 46.5% in 1998, and increased for the six month period to 50.7% from 47.7% in 1998. The increase for the three and six months ended June 30, 1999 resulted primarily from increased sales of PDCTs and decoders, and increased service revenue.

Gross profit for Percon U.S. operations of $3.3 million and $6.4 million increased 46.8% and 41.4%, respectively, for the three and six months ended June 30, 1999 from the same periods in 1998. As a percent of net sales, gross profit for U.S. operations increased for the three month period to 49.7% from 45.4% in 1998, and increased for the six month period to 49.9% from 46.8% in 1998. The increase in gross profit for the three months ended June 30, 1999 is primarily due to increased sales of decoder and software products. The increase in gross profit for the six months ended June 30, 1999 is a result of increased sales of decoder, PDCT, and software products.

Gross profit attributed to Percon Europe of $1.0 million and $2.0 million decreased 4.8% and 11.4%, respectively, for the three and six months ended June 30, 1999 from the same periods in 1998. As a percent of net sales, gross profit for Percon Europe decreased for the three month period to 38.0% from 43.9% in 1998, and decreased for the six month period to 39.6% from 42.4% in 1998. The decrease in gross profit for the three months ended June 30, 1999 is attributed to decreased sales of software and input devices. The decrease in gross profit for the six months ended June 30, 1999 is attributed to decreased sales of decoder, software, and input devices.


Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses of $1.6 million and $3.2 million increased from $1.4 million and $2.6 million, respectively, for the three and six months ended June 30, 1999 over comparable prior year periods. In absolute dollars, selling, marketing and customer service expenses increased 13.5% and 20.8%, respectively, from the prior year periods. As a percentage of net sales, these expenses decreased to 18.7% from 20.0% for the three month period, and increased to 19.4% from 18.7% for the six month period ended June 30, 1999 from the comparable prior year periods. The increases are a result of additional wages and marketing efforts to support new advertising efforts, new product introductions, and increased sales. The percentage decrease for the three months ended June 30, 1999 is due to operating efficiencies achieved by spreading these expenses over an increased net sales base.


General and Administrative Expenses

General and administrative expenses are comprised of the costs associated with finance and executive activities, and the management of information technologies and general facilities. Direct facility and information technology costs are allocated to other departments. General and administrative expenses of $0.9 million and $1.7 million increased from $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 1999 over the comparable periods in 1998. In absolute dollars, general and administrative expenses increased 15.8% and 20.4%, respectively, from the prior year periods. As a percentage of net sales, these expenses decreased to 10.4% from 10.8% for the three month period, and increased to 10.5% from 10.2% for the six month period ended June 30, 1999 from the comparable prior year periods. The increases are a result of additional wages, rent expense, and professional fees. The percentage decrease for the three months ended June 30, 1999 is due to operating efficiencies achieved by spreading these expenses over an increased net sales base.

Research and Product Development Expenses

Research and product development expenses of $0.6 million and $1.0 million increased from $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 1999 over the comparable periods in 1998. In absolute dollars, research and product development expenses increased 21.8% and 20.6%, respectively, from the prior year periods. As a percentage of net sales, these expenses increased to 6.5% from 6.4% for the three month period, and increased to 6.3% from 6.1% for the six month period ended June 30, 1999 from the comparable prior year periods. These increases resulted from additional efforts to support new product development.


Charges Related to Terminated Acquisition

The Company incurred charges related to a terminated acquisition of $0.2 million for the six months ended June 30, 1999, representing 1.0% of net sales, with no comparable charge for the six months ended June 30, 1998. This charge is related to acquisitions which were pursued but were terminated during the first quarter of 1999.


Interest and Other Income

Interest and other income for the three months ended June 30 ,1999 increased to $24,000 from $20,000 for the prior year period, due to increased interest earned on larger cash balances during the period. Interest and other income for the six months ended June 30 ,1999 decreased to $21,000 from $22,000 for the prior year period due to foreign currency transaction losses.


Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 1999 was $0.5 million, which represents an effective tax rate of 38.6%. The provision for income taxes for the six months ended June 30, 1999 was $0.9 million, which represents an effective tax rate of 38.5%. Items which cause these rates to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the three months ended June 30, 1998 was $0.3 million, which represents an effective tax rate of 39.4%. The decrease in the effective tax rate is primarily related to benefits from foreign and domestic tax credits. The provision for income taxes for the six months ended June 30, 1998 was $0.7 million, which represents an effective tax rate of 37.8%. The increase in the effective tax rate is primarily related to increased foreign taxes.


Net Income

Net income of $0.8 million and $1.4 million for the three and six months ended June 30, 1999 increased 84.6% and 20.6%, respectively, over the comparable prior year periods. The increase was due to increased sales of the Company's products and operational efficiencies.

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

The Company's assessment of the potential impact of the Year 2000 problem consists of two phases. The detection phase identifies and catalogs all mechanical and operational systems owned or operated by the Company that rely on date related information to function properly. The Company completed this phase for its domestic operations in May 1999. A similar assessment of its European operations was completed April 1999. The remediation phase will repair, replace, or retire any non-compliant systems. This phase began early in 1999 and was completed July 30, 1999.

The detection phase for domestic operations revealed that only minor upgrades and replacements are required to achieve full Year 2000 compliance. Specifically, software upgrades were required to bring the Company's general ledger, payroll, and fixed asset systems into compliance. The Company discovered that the remainder of the domestic non-compliant systems required only incremental software upgrades or were non-critical in nature.

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

The Company believes that modification to its product offering will not be required in order for its products to function properly with respect to dates in the Year 2000. The Company has undertaken measures to inform customers of Year 2000 related issues via its web site. However, it is not possible to anticipate all end user situations and/or Year 2000 related issues, particularly those involving third party products.

At this stage of the process, the Company believes it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. A reasonable worst case scenario would be the failure of the Company's products to operate properly through the interaction with third party products causing customers' systems and/or operations that are dependent upon such products to fail or be disrupted. In case of such failures, customers may commence legal action against the Company or otherwise seek compensation for their losses associated with such failures. An additional worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. In a survey of major suppliers, no immediate problems in the delivery of materials required for the Company to sustain operations were discovered. Discussions with these key business partners will continue and contingency plans developed as needed based on assessments of their exposure and remediation plans. If major suppliers, customers, or economic conditions are negatively affected by the Year 2000, there may be a negative impact on the Company's performance and operational results.


Disclosure Regarding Euro Conversion

On January 1, 1999, eleven member countries of the European Community began a process to convert their existing sovereign currencies to a single common denomination, the euro. The process of conversion is gradual over the next three years, culminating in the eventual removal from circulation of all existing domestic currency of the participating countries.

The Company's French subsidiary, Percon Europe, is located in a member country, France, and transacts business in all European countries. Before the January 1, 1999 conversion, new accounting and sales systems that allow for euro denominated transactions were successfully installed. To date the Company has experienced no difficulty in adopting the new currency, nor are any future problems anticipated. The full impact of this currency transition on Company profitability, competitive position, and future prospects is still under investigation.


Liquidity and Capital Resources

The Company's line of credit with a domestic bank permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the bank agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the bank's prime rate, which was 7.75% at June 30, 1999. The Company also has a line of credit and short-term borrowing arrangements with two foreign banks that allow it to borrow up to an aggregate of 2,000,000 French francs (approximately $317,000), collateralized by accounts receivable. Borrowings under these facilities bear interest at the banks' current interest rates, which were 8.1% and 10.1%, respectively, at June 30, 1999. No amounts were outstanding under any of these arrangements at June 30,1999.

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

Net cash provided by operations was $2.3 million for the six months ended June 30, 1999 compared to cash provided by operations of $1.6 million for the six months ended June 30, 1998. Significant changes for the six months ended June 30, 1999 relate to fluctuations in operating assets and liabilities. For the six months ended June 30, 1999, net cash used in investing activities, for capital expenditures, totaled $0.2 million compared to $0.5 million for the six months ended June 30, 1998.

During the six months ended June 30, 1999, net cash used in financing activities totaled $1.0 million. Cash used in financing activities was related to the repayment of foreign long-term bank debt and the repurchase of the Company's common stock in open market transactions. During the six months ended June 30, 1998, net cash provided by financing activities totaled $0.3 million. Cash generated by financing activities was primarily related to the sale of the Company's common stock.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of
Security Holders

On May 27, 1999 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At May 27, 1999, 3,871,381 shares of Common Stock were outstanding and eligible to vote at the Annual Meeting.

1. The shareholders elected each of Michael P. Coughlin, Andy J. Storment, Arlen I. Prentice, Donald K. Skinner, and Dana E. Siebert to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

     Michael P. Coughlin
     -------------------
                              3,467,262  Shares in favor
                                 64,360  Shares against or withheld
                                      -  Abstentions
                                      -  Broker non-votes

     Andy J. Storment
     ----------------
                              3,498,512  Shares in favor
                                 33,110  Shares against or withheld
                                      -  Abstentions
                                      -  Broker non-votes

     Arlen I. Prentice
     -----------------
                              3,498,512  shares in favor
                                 33,110  shares against or withheld
                                      -  abstentions
                                      -  broker non-votes

     Donald K. Skinner
     -----------------
                              3,514,372  shares in favor
                                 17,250  shares against or withheld
                                      -  abstentions
                                      -  broker non-votes

     Dana E. Siebert
     ---------------
                              3,514,372  shares in favor
                                 17,250  shares against or withheld
                                      -  abstentions
                                      -  broker non-votes


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

    Dated:  August 13, 1999