Form 10-Q
period 1999-09-30
PERCON INC
filed 1999-11-15
CIK 876573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                  ------------

             The number of shares of common stock outstanding as of
                          November 10, 1999: 3,809,111

                      PERCON INCORPORATED and SUBSIDIARIES


                                    FORM 10-Q

                               September 30, 1999

                                      INDEX

                                                                         Page
PART I - FINANCIAL INFORMATION                                         Reference
--------------------------------------------------------------------------------

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1999 and December 31, 1998 (unaudited).             3

         Condensed Consolidated Statements of Income for the
         three months ended September 30, 1999 and 1998, and  the
         nine months ended September 30, 1999 and 1998 (unaudited).        4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended September 30, 1999 and 1998 (unaudited).       5

         Notes to Condensed Consolidated Financial Statements            6 - 9

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10 - 15


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                                 16

Signatures                                                                16

Part I - Financial Information
Item 1 - Financial Statements

Percon Incorporated
Condensed Consolidated Balance Sheets
(in thousands, except share data)                                      September 30,       December 31,
                                                                               1999               1998
                                                                       ------------       ------------
ASSETS                                                                  (Unaudited)                 (1)
Current assets:
     Cash and cash equivalents                                         $      7,085       $      4,534
     Accounts receivable, net                                                 6,246              6,793
     Inventories, net                                                         3,398              3,742
     Prepaid expenses and other                                                 507                860
     Deferred income tax asset                                                  289                276
                                                                       ------------       ------------
       Total current assets                                                  17,525             16,205

Property and equipment, net                                                   2,733              2,758
Goodwill and intangibles, net                                                 1,061              1,439
                                                                       ------------       ------------

       Total assets                                                    $     21,319       $     20,402
                                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                 $        101       $        104
     Accounts payable                                                         1,620              1,644
     Accrued expenses                                                         1,399              1,124
     Deferred revenue                                                           174                116
     Income taxes payable                                                        41                231
                                                                       ------------       ------------
       Total current liabilities                                              3,335              3,219

Deferred income taxes                                                           387                468
Long-term debt, less current portion                                            554                703
Other                                                                            21                 20
                                                                       ------------       ------------

       Total liabilities                                               $      4,297       $      4,410
                                                                       ------------       ------------
Commitments and Contingencies

Shareholder's Equity:
   Preferred stock, 5,000,000 shares authorized,
      None issued                                                                 -                  -
   Common stock, no par value, 20,000,000 shares authorized,
      3,918,781 and 3,807,711 shares issued and
      Outstanding, respectively                                               9,353              9,319
   Treasury stock, at cost, 210,000 at September 30, 1999                    (1,517)              (597)
   Retained earnings                                                          9,753              7,471
   Accumulated other comprehensive income / (loss)                             (567)              (201)
                                                                       ------------       ------------
       Total shareholders' equity                                            17,022             15,992
                                                                       ------------       ------------

       Total liabilities and shareholders' equity                      $     21,319       $     20,402
                                                                       ============       ============


(1) The consolidated balance sheet as of December 31, 1998 has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

Percon Incorporated
Condensed Consolidated Statements of Income, (Unaudited)
(in thousands, except per share data)
                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                             1999          1998         1999           1998
------------------------------------------------------   ----------------------    ------------------------
Net sales                                                $  9,267      $  7,818    $  25,710      $  21,969

Cost of goods sold                                          4,655         4,117       12,766         11,521
------------------------------------------------------   ----------------------    ------------------------

     Gross profit                                           4,612         3,701       12,944         10,448

Operating Expenses:

   Selling, marketing and customer service                  1,716         1,486        4,910          4,129

   General and administrative                                 938           824        2,670          2,263

   Research and product development                           541           403        1,578          1,263

   Charges related to terminated  acquisition                   -             -          161              -
------------------------------------------------------   ----------------------    ------------------------

     Operating income                                       1,417           988        3,625          2,793


Interest and other income (expense), net                       62            32           82             54
------------------------------------------------------   ----------------------    ------------------------

     Income before taxes                                    1,479         1,020        3,707          2,847


Provision for income taxes                                    567           392        1,425          1,083
------------------------------------------------------   ----------------------    ------------------------
     Net income                                          $    912      $    628    $   2,282      $   1,764
------------------------------------------------------   ----------------------    ------------------------
     Net income per share:
                                   Basic                 $   0.24      $   0.16    $    0.59      $    0.44
------------------------------------------------------   ----------------------    ------------------------
                                 Diluted                 $   0.24      $   0.16    $    0.59      $    0.43
------------------------------------------------------   ----------------------    ------------------------

Weighted average shares outstanding:

    Basic                                                   3,804         4,013        3,854          4,006
    Effect of dilutive securities:

        Warrants                                               11             -            1             39

        Options                                                22             3           13             22
------------------------------------------------------   ----------------------    ------------------------

    Diluted                                                 3,837         4,016        3,868          4,067
------------------------------------------------------   ----------------------    ------------------------

See accompanying notes.

Percon Incorporated
Condensed Consolidated Statements of Cash Flows, (Unaudited)
(in thousands)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    1999               1998
-----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
   Net Income                                                                   $  2,282           $  1,764
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                                                 884                911
       Deferred income taxes                                                         (94)               (94)
       Change in operating assets and liabilities:
        Accounts receivable                                                          547               (776)
        Inventories                                                                  344                435
        Prepaid expenses and other                                                   354               (137)
        Accounts payable and accrued expenses                                        202                928
-----------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                4,519              3,031
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                            (568)              (995)
-----------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                       (568)              (995)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Principal paid on long-term debt                                                 (148)               (12)
   Proceeds from stock issued                                                         30                260
   Tax benefit from exercise or
     early disposition of certain stock options                                        3                 77
   Cash used for purchase of treasury stock                                         (920)                 -
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                         (1,035)               325
-----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                             (365)               128
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               2,551              2,489
Cash and cash equivalents at beginning of period                                   4,534              1,884
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  7,085           $  4,373
-----------------------------------------------------------------------------------------------------------

Supplemental disclosure:
   Interest paid                                                                $     50           $     59
   Taxes paid                                                                   $  1,730           $  1,121

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


Basis Of Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   Inventories

Inventories are stated at the lower of cost (methods which approximate the first-in, first-out method) or market. Inventory costs include materials, labor, and overhead and consist of the following:

(In thousands)                  September 30, 1999             December 31, 1998
                                ------------------             -----------------
Finished goods                            $  2,173                      $  2,258
Materials                                    1,918                         2,053
Reserve for obsolescence                      (693)                         (569)
                                          --------                      --------
                                          $  3,398                      $  3,742
                                          ========                      ========


3.   Stock Options

During the first nine months of 1999, the Company granted options to purchase an aggregate of 55,000 shares of common stock at an average price of $8.48 per share. The exercise prices are greater than or equal to the Company's market price on the date of grant.

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

On October 8, 1998 the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of its common stock. The shares may be repurchased from time to time through open market transactions, and funded from existing cash balances or from borrowings under bank credit arrangements. The number of shares held as treasury stock was 210,000 and 94,400 as of September 30, 1999 and December 31, 1998, respectively.


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

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
       (in thousands)                                         1999         1998          1999         1998
                                                           -------      -------       -------      -------
       Net income                                          $   912      $   628       $ 2,281      $ 1,764
       Other comprehensive income net of tax                     -            -             -            -
       Foreign currency translation adjustment                  68          280          (365)         251
                                                           -------      -------       -------      -------
       Comprehensive income                                $   980      $   908       $ 1,916      $ 2,015
                                                           =======      =======       =======      =======


7.   Significant Customer Discussion

Sales to a single customer accounted for 14.7% and 11.7% of net sales for the three and nine months ended September 30, 1999, respectively. Accounts receivable at September 30, 1999 were $624,000 related to this one customer. No other account represented more than 10% of the Company's sales for the periods mentioned.

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

Summarized data of the Company's operations, by geographic area, for the three and nine months ended September 30, 1999 and 1998 are presented below (in thousands).

Three Months Ended
                                                                  Percon
September 30, 1999                                Percon US       Europe        Elimination      Consolidated
-------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $  6,633     $  2,634           $      -          $  9,267
Intra-company transfers                                 739            -               (739)                -
Gross profit                                          3,621        1,004                (13)            4,612
Income from operations                                1,204          246                (33)            1,417
Interest & other income (expense), net                   70           (8)                 -                62
Pretax income                                         1,274          238                (33)            1,479

Total assets                                       $ 20,639     $  5,810           $ (5,130)         $ 21,319

Three Months Ended
                                                                  Percon
September 30, 1998                                Percon US       Europe        Elimination      Consolidated
-------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $  5,192     $  2,626           $      -          $  7,818
Intra-company transfers                                 469            -               (469)                -
Gross profit                                          2,596        1,099                  6             3,701
Income from operations                                  831          173                (16)              988
Interest & other income (expense), net                   51          (19)                 -                32
Pretax income                                           882          154                (16)            1,020

Total assets                                       $ 18,646     $  6,931           $ (5,120)         $ 20,457

Percon Incorporated And Subsidiaries Notes To Condensed Consolidated Financial Statements, Continued, (Unaudited)

Nine Months Ended
                                                                  Percon
September 30, 1999                                Percon US       Europe        Elimination      Consolidated
-------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $ 18,019     $  7,691           $      -          $ 25,710
Intra-company transfers                               2,123            -             (2,123)                -
Gross profit                                          9,996        3,006                (58)           12,944
Income from operations                                3,134          611               (120)            3,625
Interest & other income (expense), net                  177          (95)                                  82
                                                                                          -
Pretax income                                         3,310          516               (119)            3,707


Nine Months Ended
                                                                  Percon
September 30, 1998                                Percon US       Europe        Elimination      Consolidated
-------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $ 14,016     $  7,953           $      -          $ 21,969
Intra-company transfers                               1,307            -             (1,307)                -
Gross profit                                          7,116        3,360                (28)           10,448
Income from operations                                2,172          711                (89)            2,793
Interest & other income (expense), net                  118          (64)                 -                54
Pretax income                                         2,290          646                (89)            2,847


9.   Subsequent Events

On November 9, 1999 the Company entered into an Agreement and Plan of Merger with PSC Inc. ("PSC") that provides for the merger of a wholly owned subsidiary of PSC into the Company, with the Company surviving as a wholly owned subsidiary of PSC. In the merger shareholders of Percon would receive $15.00 in cash per share of Percon common stock. The merger, which was approved by the board of directors of each company, is subject to Percon shareholder and regulatory approvals.

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

On November 9, 1999 the Company entered into an Agreement and Plan of Merger with PSC Inc. ("PSC") that provides for the merger of a wholly owned subsidiary of PSC into the Company, with the Company surviving as a wholly owned subsidiary of PSC. In the merger shareholders of Percon would receive $15.00 in cash per share of Percon common stock. The merger, which was approved by the board of directors of each company, is subject to Percon shareholder and regulatory approvals.

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

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                      1999      1998     % change      1999      1998     % change
                                                  -------------------------------- -------------------------------
Net sales                                            100.0%    100.0%       18.5%     100.0%    100.0%       17.0%
Cost of goods sold                                    50.2%     52.7%       13.1%      49.7%     52.4%       10.8%
---------------------------------------------------------------------              -------------------
     Gross profit                                     49.8%     47.3%       24.6%      50.3%     47.6%       23.9%

Operating Expenses:
   Selling, marketing and customer service            18.5%     19.0%       15.5%      19.1%     18.8%       18.9%
   General and administrative                         10.1%     10.5%       13.8%      10.4%     10.3%       18.0%
   Research and product development                    5.8%      5.1%       34.2%       6.1%      5.7%       24.9%
   Charges related to terminated  acquisition          0.0%      0.0%        0.0%       0.6%      0.0%        0.0%
---------------------------------------------------------------------              -------------------
     Operating income                                 15.3%      9.3%       43.4%      13.5%     12.7%       29.8%

Interest and other income (expense), net               0.7%      0.4%       93.8%       0.3%      0.2%       51.9%
---------------------------------------------------------------------              -------------------
     Income before taxes                              16.0%      9.6%       45.0%      13.6%     13.0%       30.2%

Provision for income taxes                             6.1%      5.0%       44.6%       5.5%      4.9%       31.6%
---------------------------------------------------------------------              -------------------
     Net income                                        9.8%      8.0%       45.2%       8.1%      8.0%       29.4%
---------------------------------------------------------------------              -------------------


Comparison of the three and nine months ended September 30, 1999 and 1998.


Net Sales

Net sales of $9.3 million and $25.7 million for the three and nine months ended September 30, 1999 increased 18.5% and 17.0%, respectively, over the comparable prior year periods. The increases for the three and nine months ended September 30, 1999 were due in large part to a $1.8 million and $3.4 million increase, respectively, in the sales of PDCT products over comparable prior year periods. Foreign exchange fluctuations unfavorably impacted net sales by approximately 3.3% and 2.8%, respectively, for the three and nine months ended September 30, 1999 from the effective exchange rate at December 31, 1998. Foreign exchange fluctuations did not have a material effect on net sales for the three and nine months ended September 30, 1998.

Net sales attributed to Percon's U.S. operations increased 27.8% and 28.6% to $6.6 million and $18.0 million, respectively, for the three and nine months ended September 30, 1999 over the comparable prior year periods. The increase for the three month period was due to increased PDCT sales of $1.5 million. The increase for the nine month period was attributable to increased PDCT sales of $2.2 million and increased decoder sales of $1.4 million.

Net sales attributed to Percon Europe were unchanged for the three months ended September 30, 1999 over the comparable prior year period. Net sales decreased 3.3% to $7.7 million for the nine months ended September 30, 1999 over the comparable prior year period. The decrease for the nine month period was attributable to decreased sales of decoder, software, and input devices of $1.5 million offset by increased sales of PDCT products of $1.2 million.

Gross Profit

Gross profit of $4.6 million and $12.9 million increased 24.6% and 23.9%, respectively, for the three and nine months ended September 30, 1999 over the comparable prior year periods. As a percent of net sales, gross profit increased for the three month period to 49.8% from 47.3% for 1998, and increased for the nine month period to 50.3% from 47.6% for 1998. The increase for the three and nine months ended September 30, 1999 resulted primarily from increased sales of PDCTs and increased service revenue, each of which carry higher gross margins

Gross profit for Percon U.S. operations of $3.6 million and $10.0 million increased 27.9% and 40.5%, respectively, for the three and nine months ended September 30, 1999 from the comparable periods for 1998. As a percent of net sales, gross profit for U.S. operations increased for the three month period to 54.6% from 50.0% for 1998, and increased for the nine month period to 55.5% from 50.8% for 1998. The increase in gross profit for the three months ended September 30, 1999 is primarily due to increased sales PDCTs products, which have higher gross margins. The increase in gross profit for the nine months ended September 30, 1999 is a result of increased sales of decoder and PDCT products and service revenue, each of which have higher margins.

Gross profit attributed to Percon Europe of $1.0 million and $3.0 million decreased 8.7% and 10.5%, respectively, for the three and nine months ended September 30, 1999 from the same periods for 1998. As a percent of net sales, gross profit for Percon Europe decreased for the three month period to 38.1% from 41.9% for 1998, and decreased for the nine month period to 39.1% from 42.3% for 1998. The decrease in gross profit for the three months ended September 30, 1999 is attributed to decreased sales of decoder and input devices. The decrease in gross profit for the nine months ended September 30, 1999 is attributed to decreased sales of decoder, software, and input devices.


Selling, Marketing and Customer Service Expenses

Selling, marketing and customer service expenses of $1.7 million and $4.9 million increased from $1.5 million and $4.1 million, respectively, for the three and nine months ended September 30, 1999 over comparable prior year periods. In absolute dollars, selling, marketing and customer service expenses increased 15.5% and 18.9%, respectively, for the three and nine months ended September 30, 1999, from the prior year periods. As a percentage of net sales, these expenses decreased to 18.5% from 19.0% for the three month period, and increased to 19.1% from 18.8% for the nine month period ended September 30, 1999 from the comparable prior year periods. The increases are a result of additional wages and marketing efforts to support new advertising efforts, new product introductions, and increased sales. The percentage decrease for the three months ended September 30, 1999 is due to operating efficiencies achieved by spreading these expenses over an increased net sales base. The percentage increase for the nine months ended September 30, 1999 is due to additional wages and marketing efforts to support new advertising efforts, new product introductions, and increased sales.


General and Administrative Expenses

General and administrative expenses are comprised of the costs associated with finance and executive activities, and the management of information technologies and general facilities. Direct facility and information technology costs are allocated to other departments. General and administrative expenses of $0.9 million and $2.7 million increased from $0.8 million and $2.3 million, respectively, for the three and nine months ended September 30, 1999 over the comparable periods for 1998. In absolute dollars, general and administrative expenses increased 13.8% and 18.0%, respectively, for the three and nine months ended September 30, 1999, from the prior year periods. As a percentage of net sales, these expenses decreased to 10.1% from 10.5% for the three month period, and increased to 10.4% from 10.3% for the nine month period ended September 30, 1999 from the comparable prior year periods. The increases are a result of additional wages, rent expense, and professional fees. The percentage decrease for the three months ended September 30, 1999 is due to operating efficiencies achieved by spreading these expenses over an increased net sales base. The percentage decrease for the nine months ended September 30, 1999 is due to increased wages, rent expense, and professional fees.

Research and Product Development Expenses

Research and product development expenses of $0.5 million and $1.6 million increased from $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 1999 over the comparable periods for 1998. In absolute dollars, research and product development expenses increased 34.2% and 24.9%, respectively, for the three and nine months ended September 30, 1999, from the prior year periods. As a percentage of net sales, these expenses increased to 5.8% from 5.1% for the three month period, and increased to 6.1% from 5.7% for the nine month period ended September 30, 1999 from the comparable prior year periods. These increases resulted from additional efforts to support new product development.


Charges Related to Terminated Acquisition

The Company incurred charges related to a terminated acquisition of $0.2 million for the nine months ended September 30, 1999, representing 0.6% of net sales, with no comparable charge for the nine months ended September 30, 1998. This charge is related to acquisitions which were pursued but were terminated during the first quarter of 1999.


Interest and Other Income

Interest and other income for the three months ended September 30 ,1999 increased to $62,000 from $32,000 for the prior year period, due to increased interest earned on larger cash balances during the period. Interest and other income for the nine months ended September 30 ,1999 increased to $82,000 from $54,000 for the prior year period due to increased interest earned on larger cash balances during the period.


Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 1999 was $0.6 million, which represents an effective tax rate of 38.3%. The provision for income taxes for the nine months ended September 30, 1999 was $1.4 million, which represents an effective tax rate of 38.4%. Items which cause these rates to differ from the U.S. federal statutory rate of 34% include state and international taxes and benefits from domestic and foreign research credits and the Company's foreign sales corporation. The provision for income taxes for the three months ended September 30, 1998 was $0.4 million, which represents an effective tax rate of 38.4%. The provision for income taxes for the nine months ended September 30, 1998 was $1.1 million, which represents an effective tax rate of 38.0%. The increase in the effective tax rate is primarily related to increased foreign taxes.


Net Income

Net income of $0.9 million and $2.3 million for the three and nine months ended September 30, 1999 increased 45.2% and 29.4%, respectively, over the comparable prior year periods. The increase was due to increased sales of the Company's products and operational efficiencies.

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

The Company's assessment of the potential impact of the Year 2000 problem consisted of two phases. The detection phase identified and catalogued all mechanical and operational systems owned or operated by the Company that rely on date related information to function properly. The Company completed this phase for its domestic operations in May 1999. A similar assessment of its European operations was completed April 1999. The remediation phase repaired, replaced, or retired any non-compliant systems. This phase began early in 1999 and was completed July 30, 1999.

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


Liquidity and Capital Resources

The Company's line of credit with a domestic bank permits it to borrow up to 80% of eligible accounts receivable and 25% of eligible inventory (as defined by the bank agreement) to a maximum of $1.0 million. Outstanding principal amounts thereunder bear interest at the bank's prime rate, which was 7.75% at September 30, 1999. The Company also has a line of credit and short-term borrowing arrangements with two foreign banks that allow it to borrow up to an aggregate of 2,000,000 French francs (approximately $312,000), collateralized by accounts receivable. Borrowings under these facilities bear interest at the banks' current interest rates, which was 8.09% at September 30, 1999. No amounts were outstanding under any of these arrangements at September 30,1999.

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

Net cash provided by operations was $4.5 million for the nine months ended September 30, 1999 compared to cash provided by operations of $3.0 million for the nine months ended September 30, 1998. Significant changes for the nine months ended September 30, 1999 relate to decreases in inventories, accounts receivable, and prepaid expenses. For the nine months ended September 30, 1999, net cash used in investing activities for capital expenditures totaled $0.6 million compared to $1.0 million for the nine months ended September 30, 1998.

During the nine months ended September 30, 1999, net cash used in financing activities totaled $1.0 million. Cash used in financing activities was related to the repayment of foreign long-term bank debt and the repurchase of the Company's common stock in open market transactions. During the nine months ended September 30, 1998, net cash provided by financing activities totaled $0.3 million. Cash generated by financing activities was primarily related to the sale of the Company's common stock.

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


PERCON INCORPORATED


by: /s/ JASON DAVIS
    ------------------------------------------------
        Jason Davis
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

        Dated:  November 12, 1999